Form 10QSB
period 1998-06-30
FARNSWORTH BANCORP INC
filed 1998-10-07
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________.

                           Commission File No. 0-24621


                             Farnsworth Bancorp Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


         New Jersey                                               22-3591051
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
 or Organization)                                           Identification No.)

               789 Farnsworth Avenue, Bordentown, New Jersey 08505
               ---------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (609) 298-0723
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES                       NO   X
                         ---                       ---

   Number of shares of Common Stock outstanding as of October 3, 1998: 379,858

Transitional Small Business Disclosure Format (check one)

                     YES                       NO   X
                         ---                       ---

                             FARNSWORTH BANCORP INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation........3


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings................................................8

     Item 2.  Changes in Securities and Use of Proceeds........................8

     Item 3.  Defaults upon Senior Securities..................................8

     Item 4.  Submission of Matters to a Vote of Security Holders..............8

     Item 5.  Other Information................................................8

     Item 6.  Exhibits and Reports on Form 8-K.................................8

     Signatures................................................................9

                          PART I. FINANCIAL INFORMATION

Items 1 and 2

         Farnsworth Bancorp Inc. is a savings and loan holding company for Peoples Savings Bank (the "Bank"), the wholly owned subsidiary of the registrant. The conversion of the Bank from the mutual to stock form of ownership and simultaneous issuance of shares of common stock of the registrant (the "Conversion"), as described in the registration statement filed on Form SB-2 (File No. 333-56689) with the Securities and Exchange Commission, occurred after June 30, 1998. The Conversion was completed on September 29, 1998. Management's discussion and analysis is not provided due to its extremely limited utility with respect to the financial statements presented.

                             Farnsworth Bancorp Inc.

                        Statements of Financial Condition
                                   (Unaudited)

                                                                At June 30, 1998
ASSETS:

         Total Assets                                              $         --
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities                                               $         --
                                                                    -----------

         Stockholders' Equity:

                  Preferred Stock, $0.10 par value per share,
                  Authorized - 1,000,000 shares;
                  Issued and Outstanding - None                              --

                  Common Stock, $.10 par value per share,
                  Authorized - 5,000,000 shares;
                  Issued and Outstanding - None                              --

                  Additional Paid-in Capital                       $         --
                                                                    -----------

                  Total Stockholders' Equity                       $         --
                                                                    -----------

                  Total Liabilities and Stockholders' Equity       $         --
                                                                    ===========

                             Farnsworth Bancorp Inc.

                               STATEMENT OF INCOME



                     For the period beginning April 1, 1998
                                to June 30, 1998
                                   (Unaudited)



Net Income                                                              $    --
                                                                         ======

                             Farnsworth Bancorp Inc.

                             STATEMENT OF CASH FLOWS



                     For the period beginning April 1, 1998
                                to June 30, 1998
                                   (Unaudited)



Cash flows from operating, financing and investing activities       $         --
                                                                     ===========

                  Net cash provided by operation,
                    financing and investing activities              $         --
                                                                     ===========

Cash and cash equivalents at beginning of period                    $         --
                                                                     -----------

Cash and cash equivalents at end of period                          $         --
                                                                     ===========

                             Farnsworth Bancorp Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Incorporation and Organization
         ------------------------------

         Farnsworth Bancorp Inc. ("Registrant") was incorporated in May 1998, solely for the purpose of becoming a savings and loan holding company of Peoples Savings Bank (the "Bank"). Accordingly, no information is provided for the nine months ended June 30, 1998. As of June 30, 1998, the Registrant had not conducted any business. Information is not provided at the fiscal year end of September 30, 1997 as the Registrant did not exist at that date.

Note 2.  Plan of Reorganization
         ----------------------

         On June 12, 1998, the Registrant filed a Registration Statement on Form SB-2 ("Registration Statement") with the Securities and Exchange Commission ("SEC"). The Registration Statement was filed as part of a plan of conversion (the "Plan") and transactions incident to the Plan, pursuant to which (i) the Bank converted from the mutual to stock form and simultaneously issued common stock to the Registrant in exchange for at least one half of the net proceeds of the related offering of common stock of the Registrant conducted by the Registrant (ii) certain depositors of the Bank received an interest in a liquidation account of the Bank established for this purpose pursuant to federal law. The Bank is a federally chartered savings bank which is regulated by the Office of Thrift Supervision ("OTS").

Note 3.  Subsequent Events
         -----------------

         The events contemplated by the Plan were consummated on September 29, 1998. As a result of this consummation, 379,858 shares of common stock of the Registrant were issued resulting in gross proceeds to the Registrant of $3,798,580.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FARNSWORTH BANCORP, INC.



Date: October 6, 1998             By:    /s/Gary N. Pelehaty
                                         ---------------------------------------
                                         Gary N. Pelehaty
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
                                         (Duly Authorized Officer)



Date:    October 6, 1998          By:    /s/Charles Alessi
                                         ---------------------------------------
                                         Charles Alessi
                                         Vice President, Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)