Form 10KSB
period 1998-09-30
FARNSWORTH BANCORP INC
filed 1998-12-29
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 1998

[ ]  Transition   report  pursuant  to  section  13 or  15(d) of the  Securities
     Exchange Act of 1934
     For the transition period from              to             .
                                    ------------    ------------

                           Commission File No. 0-24261

                            Farnsworth Bancorp, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   New Jersey                                  22-3591051
---------------------------------------------             ---------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
               or Organization)                            Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                   08505
---------------------------------------------                -----------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:                  (609) 298-0723
                                                                 ---------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                  ------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:   $2,723,840

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 10, 1998, was $3.4 million.

     As of December 10, 1998, there were issued and outstanding 379,858 shares of the registrant's Common Stock.

       Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                     ----   ----

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998. (Part II)

                                     PART I

         Farnsworth Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business

General

         The Company is a New Jersey corporation organized in May of 1998 at the direction of Peoples Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On September 29, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank, which was founded in 1880 under the name The Bordentown Building and Loan Association, is a federally chartered stock savings bank headquartered in Bordentown, New Jersey. In 1965, the Bank merged with Peoples Building and Loan Association and changed its name to Bordentown Peoples Savings and Loan Association. The Bank acquired Florence Township Savings and Loan Association and Beverly Building and Loan Association in 1985 and 1989, respectively. The Beverly branch was subsequently closed in 1994. In 1995, the Bank changed its name to Peoples Savings Bank, SLA. In 1996, the Bank converted from a state-chartered mutual savings bank to a federally chartered mutual savings bank, and concurrently changed its name to Peoples Savings Bank. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision
("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of, and owns capital stock in, the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate.

Competition

         The Bank is one of many financial institutions serving its market area of northern Burlington County, New Jersey. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

     Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                             At September 30,
                                              -----------------------------------------
                                                        1998                 1997
                                              --------------------    -----------------
                                                   $           %         $          %
                                                  ---         ---       ---        ---
                                                            (Dollars in thousands)
Type of Loans:
  Residential...............................  $  24,736       77.6%   $20,220      73.5%
  Construction..............................      2,435        7.6      2,842      10.3
  Commercial real estate....................      1,019        3.2      1,144       4.2
  Commercial Business.......................        181        0.6         18       0.1
  Consumer loans:...........................
    Home equity.............................      3,197       10.0      3,004      10.9
    Savings account loans...................        157        0.5        246       0.9
    Automobile loans .......................         37        0.1         --        --
    Other...................................        114        0.4         50       0.1
                                              ---------     ------    -------    ------
                                                 31,876      100.0%    27,524     100.0%
                                              ---------      =====     ------     =====

Less:
  Loans in process..........................        500                   895
  Deferred loan origination fees and costs..        199                   154
  Allowance for loan losses.................        135                    66
                                              ---------               -------
Total loans, net............................ $   31,042               $26,409
                                              =========                ======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $3.6 million for the year ended September 30, 1998.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                          Due after
                              Due within  1 through  Due after
                                1 year     5 years   5 years    Total
                              ---------   ---------  -------   --------
                                            (In thousands)

1-4 family mortgage..........    2,511      1,880     20,345    24,736
Construction.................    1,835        600         --     2,435
Commercial real estate.......       --         --      1,019     1,019
Commercial business..........       16        165         --       181
Consumer.....................      349        890      2,266     3,505
                                ------     ------    -------   -------
     Total...................    4,711      3,535     23,630    31,876
                                 =====     ======     ======    ======


         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                             Floating or
                             Fixed Rates  Adjustable Rates   Total
                             -----------  ----------------  --------
                                            (In thousands)
Residential.................   22,046             179        22,225
Construction................      600              --           600
Commercial real estate......      833             186         1,019
Commercial business.........      165              --           165
Consumer....................    2,935             221         3,156
                                -----         -------       -------
    Total...................  $26,579         $   586      $ 27,165
                               ======          ======       =======



Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 1998, the Bank had two ARM loans.

         The Bank's fixed-rate loans generally have terms from 10 to 30 years with principal and interest payments calculated using up to a 30-year amortization period. Some of these fixed-rate loans are balloon loans with terms of 5 or 7 years, with principal and interest payments calculated using up to a 30-year amortization period. The maximum loan-to-value ratio on residential mortgage loans is 95%. Loans originated with a loan-to-value ratio in excess of 80% require private mortgage insurance.

         The Bank's mortgage loans generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans generally do not exceed $500,000, although they may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $671,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

         Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. For commercial real estate these risks can be significantly affected by supply and demand conditions in the market for office retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Bank and generally limit the loan to value ratio to 75%.

     Construction Loans. The Bank makes residential construction loans/permanent loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. The Bank also makes commercial construction loans to local businesses. The Bank's two current projects are a shopping center (in the amount $500,000) and a medical facility (in the amount of $527,000).

         Interest payments only are required during construction and these are to be paid from the borrower's own funds. These loans are made at 1% to 2% above prime and have terms of up to 12 months. The maximum loan-to-value ratio is 75% of the appraised value of the completed project. Upon completion of construction the loan converts to a permanent loan and regular principal and interest payments commence. The Bank does not finance any speculative projects.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

         Commercial Business Loans. The Bank's commercial loans generally constitute lines of credit to local businesses. These loans are primarily secured by real estate and generally do not have terms greater than one year. The Bank offers commercial business loans to benefit from the higher fees and interest rates and the shorter terms to maturity.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial loans, therefore, have greater credit risk than residential mortgage loans.

         The Bank is also a Small Business Administration ("SBA") authorized lender. A variety of types of small business administration loans are available. Currently there are no SBA loans in the portfolio.

         Consumer Loans. The Bank offers non-collateralized personal loans in the amounts of up to $5,000 in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms (12 to 36 months) than many of its other loans. The Bank also offers loans with savings pledged as additional security. The Bank's consumer loans consist of home equity, savings account, automobile and personal loans.

         The home equity loans the Bank originates are secured by one- to four-family residences. These loans have terms of 3 to 15 years, generally will not exceed $100,000 and have loan-to-value ratios of 80% or less. Home equity lines of credit have interest rates of prime plus 1.5% and are subject to a 75% loan-to-value ratio, which includes a first mortgage balance.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

     Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit of $227,150, and all other loans up to $50,000. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

     Loan Commitments. At September 30, 1998, commitments to cover originations of mortgage loans totalled $295,000. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was approximately $671,000 at September 30, 1998. At September 30, 1998, the aggregate loans of the Bank's five largest borrowers have outstanding balances of between $289,930 and $527,000.

Nonperforming and Problem Assets

     Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 1998, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $27,162.

                                                                      At September 30,
                                                                   ---------------------
                                                                    1998            1997
                                                                  --------        -------
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units.................... $    195       $    199
  All other mortgage loans.......................................       95             --
                                                                   -------        -------
Total............................................................ $    290       $    199
                                                                   =======        =======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units.................... $     --       $     --
Total............................................................       --             --
Total non-accrual and accrual loans..............................      290            199
Real estate owned................................................       --             --
Total nonperforming assets.......................................      290            199
Total non-accrual and accrual loans to net loans.................     0.93%          0.75%
Total non-accrual and accrual loans to total assets..............     0.69%          0.53%
Total non performing assets to total assets......................     0.69%          0.53%



         Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1998, the Bank had $290,000 of loans classified as special mention, and no loans classified as substandard, doubtful and loss.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         The Bank monitors its allowance for loan losses and make additions to the allowance as economic conditions dictate. Although the Bank maintains the Bank's allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

         The following table illustrates the allocation of the allowance for loan losses for each category of loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.


                                                 At September 30,
                                   --------------------------------------------
                                          1998                   1997
                                   --------------------  ----------------------
                                            Percent of             Percent of
                                           Allowance in           Allowance in
                                               Each                   Each
                                             Category               Category
                                              to Total               to Total
                                   Amount    Allowance   Amount    Allowance
                                   ------    ---------   ------    ---------
                                             (Dollars in thousands)

Residential................       $    84       62.22%    $  66      100.00%
Construction...............            --          --        --          --
Commercial real estate.....             4        2.96        --          --
Commercial Business........            41       30.37        --          --
Consumer ..................             6        4.45        --          --
                                   ------      ------     -----      ------
    Total allowance for
      loan losses..........       $   135      100.00%    $  66      100.00%
                                   ======      ======     =====      ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                       At September 30,
                                                  -----------------------
                                                     1998          1997
                                                  ---------     ---------
                                                   (Dollars in thousands)
Total loans outstanding (1)...................    $  31,042       $26,409
                                                   ========        ======
Average loans outstanding(1)..................    $  28,699       $24,832
                                                   ========        ======

Allowance balances (at beginning of period)...           66            58
Provision:
  Residential.................................           18             8
  Commercial real estate......................            4            --
  Commercial Business.........................           41            --
  Consumer....................................            9            --
Net recoveries (charge offs)..................           (3)           --
                                                   -------         ------
Allowance balance (at end of period)..........     $    135       $    66
                                                    =======        ======
Allowance for loan losses as a percent of
  total loans outstanding.....................          .43%         0.25%
Net loans charged off as a percent of average
  loans outstanding...........................          .01%           --%


-----------------------------
(1) Excludes allowance for loan losses and deferred loan origination fees and costs.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the FHLMC, the Government National Mortgage Association ("GNMA") and FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Bank's financial statements elsewhere in this document.

                                                           At September 30,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----
                                                            (In thousands)

Investments securities held-to-maturity:
  U.S. agency securities...............................   $ 2,662    $3,656
  State and local government...........................        99        99
                                                           ------     -----
     Total investment securities held-to-maturity......     2,761     3,755

Investment securities available-for-sale:
  FHLMC Stock..........................................       134        96
                                                           ------      ----
      Total investment securities available-for-sale...       134        96

Interest-bearing deposits..............................     3,400     1,082
FHLB stock.............................................       261       234
Mortgage-backed securities held-to-maturity............     1,891     3,016
                                                           ------     -----
      Total investments................................   $ 8,447    $8,183
                                                           ======     =====

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                                Total Investment
                             One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years       Securities
                            ------------------- -------------------  ------------------  -------------------- ----------------------
                                      Weighted            Weighted            Weighted             Weighted          Weighted
                            Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average   Carrying Average Market
                              Value     Yield     Value     Yield     Value     Yield     Value     Yield      Value   Yield   Value
                             -------   -------   -------   -------   -------   -------   -------   -------    ------- ------- ------
                                                                    (Dollars in thousands)
U.S. agency securities......  $   --      --%  $ 1,248    5.92%   $  1,414     4.11%    $  --       --%     $2,662     4.96% $2,773
State and local government..      --      --        --      --         --        --        99     6.05          99     6.05     115
FHLMC stock.................     134    3.72        --      --         --        --        --       --         134     3.72     134
Interest-bearing deposits...   3,400    5.50        --      --         --        --        --       --       3,400     5.50   3,400
FHLB stock..................      --      --        --      --         --        --       261     7.02         261     7.02     261
Mortgage-backed securities..   --         --       541    6.50         --        --     1,350     6.83       1,891     6.73   1,919
                               -----   -----     -----  ------   --------   -------     -----    -----       -----    -----   -----
  Total investments.........  $3,534    5.43%   $1,789    6.09%    $1,414      4.11%   $1,710     6.81%     $8,447    5.70%  $8,602
                               =====   =====     =====  ======      =====     =====    ======    =====      ======   =====   ======


Sources of Funds

         General. Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking accounts, regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered.

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                           Certificates
Maturity Period                             of Deposit
---------------                             ----------
                                          (In thousands)

Within three months...............         $     335
Three through six months..........               404
Six through twelve months.........               432
Over twelve months................               328
                                            --------
                                           $   1,499


         Borrowings. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Bank's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York, a portion of the Bank's first mortgage loans, and other assets.

         The following table sets forth the terms of the Bank's short-term FHLB advances.

                                             During the Year ended September 30,
                                             -----------------------------------
                                                      1998        1997
                                                    -------      -------
                                                    (Dollars in thousands)

Balance at period end............................. $    --      $     --
Average balance outstanding during the period.....      --         1,302

Maximum amount outstanding at any month-end
  during the period...............................      --         3,585
Weighted average interest rate during the period..      --%         6.14%

Personnel

         At September 30, 1998 the Bank had 16 full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with the Bank's employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to us. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

Holding Company Regulation

         General. The Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the Bank's depositors and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender ("QTL") Test. As the Company owns only one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the QTL test. If the Company controlled more than one savings institution, it would lose the ability to diversify its operations into nonbanking related activities, unless such other savings institutions each also qualified as a QTL or were acquired in a supervised acquisition. See "-- Savings Institution Regulation -- Qualified Thrift Lender Test."

Savings Institution Regulation

         General. As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The deposit insurance assessment for most SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce the Bank's regulatory capital below the amount required for the liquidation account established at the time of the conversion from mutual to stock form.

         In the event the Bank's capital falls below the Bank's fully phased-in requirement or the OTS notifies the Bank that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1998, the Bank was in compliance with its QTL requirement.

         Federal Reserve. The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.

Item 2. Description of Property

(a)      Properties.

         The Bank operates from its main office and one branch office.

                                     Leased or
             Location                  Owned
             --------                  -----

MAIN OFFICE:
789 Farnsworth Avenue
Bordentown, NJ  08505                  Owned

BRANCH OFFICE:
4 Broad Street
Florence, NJ  08518                    Owned

(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities," and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

(a) The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference.

(b) Use of Proceeds. The Registration Statement on Form SB-2 (No. 333-56689) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on August 10, 1998. The offering commenced on August 10, 1998 and terminated on September 29, 1998 after 379,858 shares were sold. The Registration Statement covered the issuance of 548,838 shares. The managing underwriter for the offering was Ryan, Beck & Co. The title of the securities registered was Common Stock, par value $0.10 per share. The aggregate price of the offering amount registered was $5,488,380, and the aggregate offering price of the amount sold was $3,798,580. From August 10, 1998 to September 30, 1998, the expenses incurred by the Company and the Bank in connection with the issuance and distribution of the securities were $364,331, including $125,000 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company were $3,434,249. Of this amount, between August 10, 1998 and September 30, 1998, $2,548,435 was contributed to working capital.

Item  6.  Management's Discussion and Analysis or Plan of Operation

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

         On October 20, 1998, the Registrant retained Kronick Kalada Berdy & Co. as its independent public accountants for the purpose of auditing its financial statements and providing an independent accountant's report thereon. The Registrant has not consulted Kronick Kalada Berdy & Co. of the matters set forth in Item 304(a)(2) of Regulation S-K prior to that date. Prior to becoming a public company in September 1998, Lewis W. Parker, III, independent certified public accountant, audited the financial statements of the Registrant's wholly-owned subsidiary, Peoples Savings Bank, and provided the independent accountant's report thereon. Lewis W. Parker, III is still actively engaged by the Registrant for accounting and related services.

         In connection with the audits of Peoples Savings Bank's two most recent fiscal years ended September 30, 1997 and 1996, and for the interim period through the date of this Report, there were no disagreements with Lewis W.
Parker, III on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to his satisfaction, would have caused him to make reference to the subject of such disagreement in connection with his reports. In addition, during these periods, the reports of Lewis W. Parker, III on the financial statements of Peoples Savings Bank did not contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

         Lewis W. Parker III has not advised the Registrant concerning any of the items set forth in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to the Company's directors and executive officers.

                                   Age at                                                                 Current
                                September 30,                                           Director           Term
Name                                 1998         Position                                Since           Expires
----                           ---------------    --------                              --------          -------

Herman Gutstein                      85           Chairman                                1965             1999

George G. Aaronson, Jr.              66           Director                                1970             1999

G. Edward Koenig, Jr.                57           Director                                1981             1999

Charles E. Adams                     83           Director                                1985             1998

Edgar N. Peppler                     62           Director (Vice Chairman)                1970             2000

William H. Wainwright, Jr.           68           Director                                1986             1998

Gary N. Pelehaty                     45           President, CEO and Director             1992             2000

Charles Alessi                       36           Vice President, CFO,                     N/A             N/A
                                                  Secretary and Treasurer




         The business experience for the past five years of each of the directors and executive officers is as follows:

     George G. Aaronson, Jr. has been a director of the Bank since 1970. He is employed by Falconer & Bell as a real estate sales agent.

     Charles E. Adams has been a director of the Bank since 1985. Mr. Adams is now retired, but was the Administrator and Secretary of Florence Township Saving and Loan Association for 20 years. Mr. Adams is on the administrative board of Florence United Methodist Church, and is treasurer of the Florence Historical Society.

     Herman Gutstein has been a director of the Bank since 1965. He has also served as chairman of the board since 1992. Mr. Gutstein is retired. He formerly owned a convenience store.

     G. Edward Koenig, Jr. has, except for a three year hiatus ending in 1993, been a director since 1981. Mr. Koenig is President of E. J. Koenig Inc., a fuel service petroleum products company and a heating and air conditioning equipment sales, installation and service business. Mr. Koenig sits on the Burlington County Military Affairs Committee Executive Board and served as its chairman from 1996 to 1997.

     Edgar N. Peppler has been a director of the Bank since 1970. He has served as vice-chairman of the board since 1992. Mr. Peppler is part owner and President of Peppler Funeral Home, a business he has been associated with since 1957. Mr. Peppler is a member of the Bordentown Chamber of Commerce, a past president of the Bordentown Kiwanis Club, and a past master of the Masonic Lodge.

     William H. Wainwright, Jr. has been a director of the Bank since 1968. Before retiring in 1995, he was employed for 20 years as a loan officer at the Farmers Home Administration and the Small Business Administration. Mr. Wainwright is a member of the Surf City Yacht Club and served as their Commodore in 1996.

         Gary N. Pelehaty has served the Bank as a director since October 1992. He has also been President and Chief Executive Officer of the Bank since February of the same year. Mr. Pelehaty is a director of First Nations Financial Services Company. Active in the local community, Mr. Pelehaty serves on the boards of directors of Bordentown Rotary, Burlington County Burn Foundation, and is the finance chairman of Bordentown Veterans' Memorial Foundation. He is also a former director of Bordentown's Chamber of Commerce and Vice President of the Burlington/Camden Savings League.

     Charles Alessi has been employed by the Bank since 1992 and is Vice-President and our Chief Financial Officer. He is also Secretary and Treasurer of the Bank. Mr. Alessi is a member of the Financial Managers Society.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock. The directors and executive officers of the Company (the "Reporting Persons") were required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 with the SEC on or before August 20, 1998. In addition, the Reporting Persons were also required under applicable SEC regulations to file a Statement of Changes of Beneficial Ownership of Securities on Form 4 with the SEC on or before October 10, 1998. The Reporting Persons filed all required Forms 3 and Forms 4 with the SEC on November 18, 1998. The Reporting Persons intend to timely file all such reports in future periods.

Item 10.  Executive Compensation

Director Compensation

         Each director is paid monthly. Total aggregate fees paid to the directors for the year ended September 30, 1998 were $44,600. Since October 1, 1997, each director (including the chairman of the board) has been paid a monthly fee of $500.

Executive Compensation

         The Company has no full time employees, but relies on the employees of the Bank for the limited services required by the Company. All compensation paid to officers and employees by the Company is paid by the Bank.

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Bank's chief executive officer at September 30, 1998. No other employee earned in excess of $100,000 for the fiscal year ended September 30, 1998.


                                              Annual Compensation
                                 ---------------------------------------------
                                                   Other Annual     All Other
Name and Principal Position      Salary    Bonus   Compensation   Compensation
---------------------------      ------    -----   ------------   ------------

Gary N. Pelehaty
Director, President and CEO   $  98,912  $   --     $ 6,000(1)   $  2,946(2)

-----------------------------------
(1)      Consists of Board fees.
(2)      Consists of 401(k) plan matching contributions and cost of automobile.

         Employment Agreement. The Bank has entered into an employment agreement with its President, Gary N. Pelehaty. Mr. Pelehaty's base salary under the employment agreement is $90,000. The employment agreement has a term of three years. The agreement is terminable by the Bank for "just cause" as defined in the agreement. If the Bank terminates Mr. Pelehaty without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement but in no event for a period of less than twenty-four months. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of the Bank, Mr. Pelehaty will be paid a lump sum amount equal to 2.99 times his five year average annual taxable cash compensation. If such payments had been made under the agreement as of September 30, 1998, such payments would have equaled approximately $281,000. The aggregate payments that would have been made to Mr. Pelehaty would be an expense to the Bank, thereby reducing the Bank's net income and its capital by that amount. The agreement may be renewed annually by the Bank's board of directors upon a determination of satisfactory performance within the board's sole discretion. If Mr. Pelehaty shall become disabled during the term of the agreement, he shall continue to receive payment of 100% of the base salary for a period of 12 months and 65% of such base salary for the remaining term of such agreement. Such payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). The following table sets forth, as of December 4, 1998, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at December 4, 1998.


                                         Amount and Nature of  Percent of Shares
Name and Address of Beneficial Owner     Beneficial Ownership  of Common Stock
------------------------------------     --------------------  ---------------

Farnsworth Bancorp, Inc.
Employee Stock Ownership Plan ("ESOP")
789 Farnsworth Avenue
Bordentown, New Jersey 08505(1)                  30,388            8.00%

All directors and officers of the Company
  as a group (8 persons)(2)                      38,782           10.21%




----------------------------------
(1) The Bank's Employee Stock Ownership Plan ("ESOP") purchased such shares for the exclusive benefit of ESOP participants with funds borrowed from the Company.

(2) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which the individual exercises sole voting and investment power, unless otherwise indicated. Excludes 30,388 unallocated shares held by the ESOP over which certain directors, as trustees to the ESOP, exercise shared voting and investment power. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity under the ESOP.

         (b)      Security Ownership of Management

         Ownership by Directors and Executive Officers as of December 4, 1998.

                               Number of Shares(1)   Percent of Shares of Common
                               -------------------   ---------------------------
                                                          Stock Outstanding
                                                          -----------------

George G. Aaronson, Jr.            6,000(2)                   1.58%

Charles E. Adams                   6,000(2)                   1.58%

Herman Gutstein                    6,000                      1.58%

G. Edward Koenig, Jr.              4,000(2)                   1.05%

Edgar N. Peppler                   6,000                      1.58%

William H. Wainwright, Jr.         6,000                      1.58%

Gary N. Pelehaty                   4,000                      1.05%

Charles Alessi                       782                       .21%



--------------------------------------
(1) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.

(2) Excludes 30,388 shares of Common Stock held under the ESOP for which such individual serves as either a member of the ESOP Committee or as an ESOP Trustee. Such individual disclaims beneficial ownership with respect to shares held in a fiduciary capacity. The ESOP purchased such shares for the exclusive benefit of ESOP participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Board of Directors has appointed Messrs. Koenig, Adams, and Aaronson to serve on the ESOP Committee and to serve as ESOP Trustees. The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by ESOP participants. Unallocated shares and shares for which no timely voting direction is received will be voted by the ESOP Trustees as directed by the Board or the ESOP Committee.


         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


Item 12.  Certain Relationships and Related Transactions

Certain Related Transactions

         No directors, executive officers, or immediate family members of such individuals were engaged in transactions with the Company or any subsidiary involving more than $60,000 during the year ended September 30, 1998. Furthermore, the Company had no "interlocking" relationships existing during the year ended September 30, 1998, in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the Company's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Company's Board of Directors.

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.


Item 13.  Exhibits, List, and Reports on Form 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report.

               1. The consolidated statements of financial condition of Farnsworth Bancorp, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of income, consolidated statements of equity and cash flows for each of the years in the two year period ended September 30, 1998, together with the related notes and the independent auditors' reports of Kronick Kalada Berdy & Co., P.C. and Lewis W. Parker, III, Certified Public Accountant.

               2.   Schedules omitted as they are not applicable.

                    3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a)  List of Exhibits:

                    3(i) Articles of Incorporation of Farnsworth Bancorp, Inc. * 3(ii) Bylaws of Farnsworth Bancorp, Inc. *
                    10.1 Employment Agreement with Gary N. Pelehaty *
                    10.2 Employment Agreement with Charles Alessi *
                    10.3 Severance Agreement with Elaine Denelsbeck *
                    13   Portions  of  Annual  Report  to  Stockholders  for the
                         fiscal year ended September 30, 1998
                    21   Subsidiaries   of  the   Registrant   (See   Item  1  -
                         Description of Business)
                    27   Financial Data Schedule (electronic filing only)

--------------------------------

* Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.

                  (b)      Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 1998.

                            FARNSWORTH BANCORP, INC.


                            By:  /s/ Gary N. Pelehaty
                               -------------------------------------------------
                                  Gary  N. Pelehaty
                                  President and Chief Executive Officer
                                  (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 1998.


/s/ Gary N. Pelehaty                     /s/ Charles Alessi
-------------------------------------    ---------------------------
Gary N. Pelehaty                         Charles Alessi
President and Chief Executive Officer    Vice President, Secretary and Treasurer
(Principal Executive Officer)            (Principal Accounting and Financial
                                          Officer)


/s/ Herman Gutstein                      /s/ George G. Aaronson, Jr.
-------------------------------------    ---------------------------
Herman Gutstein                          George G. Aaronson, Jr.
Chairman of the Board                    Director



/s/ G. Edward Koenig, Jr.                /s/ Edgar N. Peppler
-------------------------------------    ---------------------------
G. Edward Koenig, Jr.                    Edgar N. Peppler
Director                                 Director



/s/ William H. Wainwright, Jr.           /s/ Charles E. Adams
-------------------------------------    ---------------------------
William H. Wainwright, Jr.               Charles E. Adams
Director                                 Director