Form 10QSB
period 1998-12-31
FARNSWORTH BANCORP INC
filed 1999-02-11
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998
                                       -----------------

                                              OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________.

                           Commission File No. 0-24621


                            Farnsworth Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


       New Jersey                                             22-3591051
--------------------------------                       -------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

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

                                    YES X    NO
                                       ---     ---

  Number of shares of Common Stock outstanding as of February 10, 1999: 379,858

Transitional Small Business Disclosure Format (check one)

                                    YES      NO X
                                        ---    ---

                            FARNSWORTH BANCORP, INC.

                                    Contents
                                    --------


                                                                                Page(s)
                                                                                -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...................................................3

          Consolidated Statements of Financial Condition at December 31, 1998
          (unaudited) and September 30, 1998.........................................3

          Consolidated Statements of Income and Comprehensive Income for the
          three months ended December 31, 1998 and December 31, 1997 (unaudited).....4

          Consolidated Statements of Cash Flows for the three months ended
          December 31, 1998 and December 31, 1997 (unaudited)........................5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.....................................................12

     Item 2.  Changes in Securities and Use of Proceeds.............................12

     Item 3.  Defaults upon Senior Securities.......................................12

     Item 4.  Submission of Matters to a Vote of Security Holders...................12

     Item 5.  Other Information.....................................................12

     Item 6.  Exhibits and Reports on Form 8-K......................................12

     Signatures.....................................................................13


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FARNSWORTH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                            At                       At
                                                       December 31,             September 30,
                                                           1998                     1998
                                                      -------------             -------------
ASSETS
Cash and due from banks                               $  1,853,448              $  3,928,077
Securities available for sale                            4,666,523                   134,187
Securities held to maturity:
  Mortgage-backed                                        1,634,441                 1,890,642
  Other                                                  2,762,113                 2,761,367
Loans receivable, net                                   32,156,259                31,041,552
Accrued interest receivable                                288,573                   227,318
Federal Home Loan Bank of New York
  stock at cost substantially restricted                   261,300                   261,300
Premises and equipment                                   1,511,568                 1,468,846
Others assets                                               37,494                    60,458
                                                       -----------               -----------
  Total assets                                        $ 45,171,719              $ 41,773,747
                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 38,195,919              $ 35,777,855
Borrowings from FHLB                                     1,000,000
Advances by borrowers for taxes and insurance              189,710                   214,884
Accrued and deferred income taxes                          119,963                   183,698
Accrued interest payable                                    54,889                    38,692
Accounts payable and other accrued expenses                 94,278                   115,890
                                                       -----------               -----------
  Total liabilities                                     39,654,759                36,331,019
                                                       -----------               -----------

Preferred stock $.10 par value, 1,000,000 shares
  authorized; none issued and outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and
  outstanding (1998)                                        37,985                    37,985
Additional paid in capital                               3,396,262                 3,396,262
Retained earnings (substantially restricted)             2,280,428                 2,227,363
Unreleased common stock and related additional
  paid in capital acquired by employee stock
  ownership plan (ESOP)                                   (303,880)                 (303,880)
Net unrealized appreciation on available for sale
  securities net of income taxes                           106,165                    84,998
                                                       -----------                ----------
  Total stockholders' equity                             5,516,960                 5,442,728
                                                       -----------                ----------
  Total liabilities and stockholders' equity          $ 45,171,719              $ 41,773,747
                                                        ==========                ==========



The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                    1998                 1997
                                                 ----------           ----------
Interest income:
  Loans receivable                               $  617,263           $  534,597
  Securities                                         96,408               93,508
  Federal funds sold                                 26,695               24,372
                                                   --------             --------
    Total interest income                           740,366              652,477

Interest expense:
  Deposits                                          350,620              347,185
Federal Home Loan Bank advances                       5,241                  500
                                                   --------             --------
  Total interest expense                            355,861              347,685
                                                   --------             --------
Net interest income                                 384,505              304,792

Provision for loan losses                             5,000                2,000
                                                   --------             --------

  Net interest income after provision
    for loan losses                                 379,505              302,792
                                                   --------             --------

Noninterest income:
  Fees and other service charges                     61,380               44,013
  Collection on deficiency judgment                                       54,024
                                                   --------             --------
    Total noninterest income                         61,380               98,037

Noninterest expense:
  Compensation and benefits                         162,322              135,745
  Occupancy and equipment                            63,131               61,567
  Federal insurance premiums and assessments          5,318                5,455
  Other                                             121,941               78,126
                                                   --------             --------
    Total noninterest expense                       352,712              280,893

Income before provision for income taxes             88,623              119,936
Provision for income taxes                           35,560               24,532
                                                   --------             --------
    Net income                                    $  53,063            $  95,404
                                                   ========             ========

Other Comprehensive Income:
  Unrealized Gain on Securities Available
  for Sale, Net of Taxes                             21,167                    0
                                                   --------             --------

Comprehensive Income                              $  74,230            $  95,404
                                                   ========             ========

Net income per common share:  Basic               $    0.15            $     .27


Shares used in computing basic income per share     349,470              349,470


The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                       1998             1997
                                                                    ----------       ----------
Cash flows from operating activities:
  Net income                                                       $    53,063      $    95,404
                                                                    ----------       ----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                          16,331           13,764
  Provision for loan losses                                              5,000            2,000
  Increase in accrued interest receivable                              (61,255)          (9,116)
  Decrease (increase) in other assets                                   22,964          (23,656)
  Decrease in advances from borrowers                                  (25,174)         (17,740)
  Increase (decrease) in accrued income taxes and
  deferred income taxes                                                (74,904)          24,531
  Increase in accrued interest payable                                  16,197           21,337
  Decrease in accounts payable and other accrued liabilities           (21,612)            (783)
                                                                    ----------       ----------
    Total adjustments                                                 (122,453)          10,337
                                                                    ----------       ----------
    Net cash provided by (used for) operating                          (69,390)         105,741
    activities                                                      ----------       ----------
Cash flows from investing activities:
  Net increase in loans receivable                                  (1,119,707)        (297,472)
  Redemption of securities, held to maturity                           255,455          224,599
  Purchase of securities, available for sale                        (4,500,000)              --
  Purchase of premises and equipment                                   (59,051)         (31,708)
                                                                    ----------       ----------
    Net cash used in investing activities                           (5,423,303)        (104,581)
                                                                    ----------       ----------
Cash flows from financing activities:
  Net increase (decrease) in Deposits                                2,418,064         (622,759)
  Federal Home Loan Bank Borrowings                                  1,000,000               --
                                                                    ----------       ----------
    Net cash provided by (used in) financing                         3,418,064         (622,759)
    activities                                                      ----------       ----------
Net decrease in cash and due from banks                             (2,074,629)        (621,599)
                                                                    ----------       ----------
Cash and due from banks at beginning of period                       3,928,077        2,364,541
                                                                    ==========       ==========
Cash and due from banks at end of period                           $ 1,853,448      $ 1,742,942
                                                                    ==========       ==========
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                       $   301,884      $   275,060
                                                                    ==========       ==========
    Income taxes                                                   $   110,200      $         0
                                                                    ==========       ==========
Unrealized gain on securities, available for sale, net of          $    21,167      $         0
deferred income taxes                                               ==========       ==========



The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of December 31, 1998, the Consolidated Statements of Income and Comprehensive Income for the three months ended
December 31, 1998 and 1997, and the Consolidated Statements of Cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1999 or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1998 consolidated financial statements including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ significantly from those estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance for loan losses or additional writedowns on foreclosed real estate based on their judgments about information available to them at the time of their examination.

Cash Equivalents
----------------

For the purpose of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance-sheet caption "cash and due from banks." The Company considers all highly liquid investments with original maturities of three months or less when purchased as cash equivalents.

Nature of Operations
--------------------

The Company is a non-operating savings and loan holding company. The Bank operates two branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals.

2.       Net Income Per Common Share
         ---------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 is effective for the years ended after December 15, 1997 and requires that prior period data be restated. Per share amounts are reported in accordance with Statement No. 128.

         Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method. The Company has no potentially dilutive securities.

         Per share amounts for the quarters ended December 31, 1998 and 1997 have been calculated based on the net income for the entire year and assume the common stock issued has been outstanding since October 1, 1996.


                                                   For the three months ended December 31,
                                    -------------------------------------------------------------------
                                                  1998                               1997(1)
                                    ---------------------------------    ------------------------------
                                                Weighted      Per-                  Weighted    Per-
                                                 Average      Share                  Average    Share
                                     Income      Shares       Amount     Income      Shares     Amount
                                     ------      ------       ------     ------      ------     ------

Basic EPS
Net income available to
Common Shareholders                  $53,063     349,470      $0.15      $95,404     349,470     $.27
                                      ======     =======       ====       ======     =======      ===

There were no dilutive effects as of December 31, 1998 or 1997.
--------------------
(1)      1997 shown for comparison only.


NOTE 3.  Recent Accounting Pronouncements
         --------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and its components in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale, foreign currency items, and minimum pension liability adjustments. This statement is effective for both interim and annual periods beginning after December 15, 1997. As required, the Company adopted Statement 130 in the first quarter of fiscal 1999, and reported comprehensive income in accordance with the new statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets increased $3.4 million or 8.1% to $45.2 million at December 31, 1998 from $41.8 million at September 30, 1998. The increase was primarily attributable to a $1.1 million increase in the Bank's loans receivable, net, and a $4.5 million increase in securities available for sale, partially offset by a decrease in cash and equivalents of $2.1 million, as well as a decrease in mortgage-backed securities of $256,000. The Bank's total liabilities increased $3.3 million or 9.2%, to $39.6 million at December 31, 1998 from $36.3 million at September 30, 1998. The increase was primarily attributable to a $2.4 million increase in deposits and an increase in borrowings from the FHLB of $1.0 million.

         Stockholders' equity increased $74,000 to $5.5 million or 12.2% of total assets at December 31, 1998, as compared to $5.4 million or 13.0% of total assets at September 30, 1998. The increase in stockholders' equity are primarily attributable to net income.

Results of Operations

         Net Income. The Bank's net income decreased $42,000 for the quarter ended December 31, 1998, to $53,000 from $95,000 for the quarter ended December 31, 1997. The Bank recorded a $54,000 collection of a deficiency judgment in 1997, as compared to no such collection in 1998. The decrease in net income was partially offset by an increase in the Bank's net interest income of $80,000, partially offset by an increase in noninterest expense of $72,000 and an increase in income taxes of $11,000.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank received on its interest-earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $77,000, or 25.3%, to $379,000 for the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997. The increase was primarily due to the growth in interest-earning assets to $43.1 million in 1998 from $39.8 million in 1997.

         Provision for Loan Losses. Provision for loan losses was $5,000 for the quarter ended December 31, 1998, as compared to $2,000 for the quarter ended December 31, 1997.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Noninterest Income. Noninterest income decreased $36,000 or 36.9% from $98,000 for the quarter ended December 31, 1997 to $62,000 for the same period in 1998. This decrease in the Bank's noninterest income was due to the collection of a $54,000 deficiency judgment in 1997 offset by an increase in fees and other service charges of $18,000. The deficiency judgment related to lost income and other costs pertaining to a one- to four-family property which had been foreclosed on and which was subsequently sold.

         Noninterest Expense. Noninterest expense increased $72,000 or 25.6% from $281,000 for the quarter ended December 31, 1997 to $353,000 for the same period in 1998. The increase in the Bank's noninterest expense was due to a $44,000 increase in other noninterest expense and an increase of $26,000 in the Bank's compensation and benefits. The category of non-interest expense described as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees.

         Income Tax Expense. Income tax expense increased $11,000 from $25,000 in 1997 to $35,000 in 1998. This increase in income tax expense is due to permanent differences.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 5.0% and the Bank's regulatory liquidity ratio average was 14.31% and 11.6% at December 31, 1998 and 1997, respectively.

         The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits with other banks, advances from the FHLB of New York, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows, and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and meet operating expenses.

         Net cash used by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the quarter ended December 31, 1998 was $69,000, a decrease of $175,000, as compared to the same period in 1997. The decrease in 1998 was primarily due to a $42,000 decrease in the Bank's net income, an increase in the accrued income tax and deferred income taxes of $99,000, and an increase in non-deposit liabilities of $21,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the quarter ended December 31, 1998, totalled $5.4 million, an increase of $5.3 million. The decrease in cash was primarily attributable to funding net loan growth of $1.1 million in 1998 as compared to $300,000 in 1997 as well as investment purchases of $4.5 million in 1998. The decrease in cash was partially offset by redemption of securities of $255,000 in 1998 as compared to $225,000 in 1997.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the quarter ended December 31, 1998, totalled $3.4 million, an increase of $4.0 million as compared to the quarter ended December 31, 1997.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 1998, with tangible, core and risk based capital ratios of 10.19%, 10.19% and 21.80%, respectively.

Year 2000 Issues

         The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems calculating interest, payment, delinquency or maturity dates.

         The following discussion of the implications of the Year 2000 problem for the Bank contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Bank.

         In addition, the Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no assurance that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

         The Bank's internal Year 2000 Working Committee, comprised of senior management was formed to address the potential risk that Year 2000 poses for the Bank. This committee reports to the board of directors. In June 1997, the committee compiled a written Year 2000 Action Plan to promote awareness of pertinent issues and to provide for evaluation and testing of the Bank's electronic systems, programs and processes.

         Accurate data processing is essential to the Bank's operations and a lack of accurate processing by the Bank's vendor or by the Bank could have a significant adverse impact on the Bank's financial condition and results of operations. The Bank has been advised by its data processing service bureau that their computer services will function properly on and after January 1, 2000. Additional testing of the system was conducted in August 1998. If by the end of this year, the Bank's primary data processing service bureau has encountered unforseen problems and, as a result, will not be year 2000 compliant within the necessary timeframe, the Bank will seek a secondary data processing service provider to complete the task. If the Bank is unable to do this, it will identify those steps necessary to minimize the negative impact this could have on us. The Bank has upgraded its teller equipment to be year 2000 compliant as of October 27, 1998.

         In October 1998, the Bank purchased new equipment and upgraded Y2K compliant software from NCR, for the teller stations and operations. All other PCs are being tested and if necessary will be replaced by the end of the second quarter of 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) The Registrant filed a Current Report on Form 8-K dated October 20, 1998 to report a change in the Registrant's certifying accountant under Item 4.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FARNSWORTH BANCORP, INC.



Date: February 11, 1999         By: /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: February 11, 1999         By: /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)