Form 10QSB
period 1999-03-31
FARNSWORTH BANCORP INC
filed 1999-05-06
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to           .
                                    ----------    ----------

                           Commission File No. 0-24621


                            Farnsworth Bancorp, Inc.
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

                        YES      X                NO
                               -----                   -----

   Number of shares of Common Stock outstanding as of April 20, 1999: 379,858
                                                                      -------

Transitional Small Business Disclosure Format (check one)

                        YES                       NO     X
                               -----                   -----

                            FARNSWORTH BANCORP, INC.

                                    Contents
                                    --------

                                                                                                            Page(s)
                                                                                                            -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements................................................................................3

          Consolidated Statements of Financial Condition at March 31, 1999
          (unaudited) and September 30, 1998......................................................................3

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three months ended March 31, 1999 and March 31, 1998 (unaudited) and for the six months ended March 31, 1999 and March 31, 1998 (unaudited)..................................4

          Consolidated Statements of Cash Flows for the six months ended
          March 31, 1999 and March 31, 1998 (unaudited)...........................................................5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................................8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................12

     Item 2.  Changes in Securities and Use of Proceeds..........................................................12

     Item 3.  Defaults upon Senior Securities....................................................................12

     Item 4.  Submission of Matters to a Vote of Security Holders................................................12

     Item 5.  Other Information..................................................................................13

     Item 6.  Exhibits and Reports on Form 8-K...................................................................13

     Signatures..................................................................................................13


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FARNSWORTH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,   September 30,
                                                         1999            1998
                                                      ------------    ------------
                                                      (UNAUDITED)      (AUDITED)
ASSETS
Cash and due from banks                               $    420,879    $  3,928,077
Securities available for sale                            6,132,335         134,187
Securities held to maturity:
  Mortgage-backed                                        1,498,027       1,890,642
  Other                                                  2,264,291       2,761,367
Loans receivable, net                                   35,841,575      31,041,552
Accrued interest receivable                                363,820         227,318
Federal Home Loan Bank of New York
  stock at cost substantially restricted                   296,800         261,300
Premises and equipment                                   1,542,603       1,468,846
Others assets                                               48,379          60,458
                                                      ------------    ------------
  Total assets                                        $ 48,408,709    $ 41,773,747
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 39,468,963    $ 35,777,855
Borrowings from FHLB                                     3,000,000
Advances by borrowers for taxes and insurance              192,835         214,884
Accrued and deferred income taxes                           95,342         183,698
Accrued interest payable                                    85,993          38,692
Accounts payable and other accrued expenses                 47,812         115,890
                                                      ------------    ------------

  Total liabilities                                     42,890,945      36,331,019
                                                      ------------    ------------

Preferred stock $.10 par value, 1,000,000 shares
  authorized; none issued and outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and outstanding         37,985          37,985
Additional paid in capital                               3,396,262       3,396,262
Retained earnings substantially restricted               2,305,564       2,227,363
Unreleased common stock and related additional
  paid in capital acquired by employee stock
  ownership plan (ESOP)                                   (303,880)       (303,880)
Net unrealized appreciation on available for sale
  securities net of income taxes                            81,833          84,998
                                                      ------------    ------------
  Total stockholders' equity                             5,517,764       5,442,728
                                                      ------------    ------------
  Total liabilities and stockholders' equity          $ 48,408,709    $ 41,773,747
                                                      ============    ============

The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                                       FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                              AND COMPREHENSIVE INCOME
                                                     (UNAUDITED)



                                                       Three Months ended            Six Months ended
                                                            March 31,                    March 31,
                                                        1999         1998           1999           1998
                                                  ------------   -------------  --------------  ------------
Interest income:
  Loans receivable                                   $   652,376    $   571,837   $ 1,269,639    $ 1,106,434
  Securities                                             120,923         95,115       217,331        188,623
    Federal funds sold                                     6,526         13,087        33,221         37,459
                                                     -----------    -----------   -----------    -----------
    Total interest income                                779,825        680,039     1,520,191      1,332,516

Interest expense:
  Deposits                                               352,404        329,326       703,024        676,511
  Federal Home Loan Bank advances                         39,449         44,690           500
                                                     -----------    -----------   -----------    -----------
    Total interest expense                               391,853        329,326       747,714        677,011
                                                     -----------    -----------   -----------    -----------
Net interest income                                      387,972        350,713       772,477        655,505
Provision for loan losses                                  9,000         57,000        14,000         59,000
                                                     -----------    -----------   -----------    -----------

  Net interest income after provision for loan
     losses                                              378,972        293,713       758,477        596,505
                                                     -----------    -----------   -----------    -----------

Noninterest income:
  Fees and other service charges                          64,494         33,900       126,324         77,913
  Net realized Gains on Sale of Available-for-Sale
    Securities                                             1,484            933         1,484            933


  Collection on deficiency judgment                         --             --            --           54,024
                                                     -----------    -----------   -----------    -----------

    Total noninterest income                         $    65,978    $    34,833   $   127,808    $   132,870
                                                     -----------    -----------   -----------    -----------

Noninterest expense:
  Compensation and benefits                          $   184,928    $   123,207   $   347,250    $   258,952
  Occupancy and equipment                                 78,265         52,707       141,396        114,274
  Federal insurance premiums and assessments               5,376         11,750        10,694         17,205
  Other                                                  133,003        109,093       254,944        187,219
                                                     -----------    -----------   -----------    -----------
    Total noninterest expense                            401,572        296,757       754,284        577,650

Income before provision for income taxes                  43,378         31,789       132,001        151,725
Provision for income taxes                                18,240         13,513        53,800         38,045
                                                     -----------    -----------   -----------    -----------
    Net income                                       $    25,138    $    18,276   $    78,201    $   113,680
                                                     -----------    -----------   -----------    -----------
Other Comprehensive Income, net of taxes:
  Unrealized Gain (Loss) on Securities
    Available for Sale                               $   (22,848)   $    24,078   $    (1,681)   $    24,078
Reclassification adjustment for gains
  included in net income                                  (1,484)          (933)       (1,484)          (933)
                                                     -----------    -----------   -----------    -----------
Comprehensive Income                                 $       806    $    41,421   $    75,036    $   136,825
                                                     ===========    ===========   ===========    ===========
                                                                                                         806

Net income per common share:  Basic                  $      0.07    $      0.05   $      0.22    $      0.33

Shares used in computing basic income per share          349,470        349,470       349,470        349,470


The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six months ended March 31,
                                                                                         1999            1998
                                                                                     ------------    ------------

Cash flows from operating activities:
  Net income                                                                         $     78,201    $    113,680
                                                                                     ------------    ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
  Depreciation and amortization                                                            33,557          27,159
  Provision for loan losses                                                                14,000          59,000
  Net (gain) on sale of assets                                                             (1,484)           (933)
  (Increase) decrease in accrued interest receivable                                     (136,502)          9,694
  Increase (decrease) in other assets                                                      12,079         (56,494)
  (Decrease) increase in advances from borrowers                                          (22,049)          6,841
  (Decrease) increase in accrued income taxes and
      deferred income taxes                                                               (86,727)         43,530
  Increase in accrued interest payable                                                     47,301           2,973
  (Decrease) in other accrued liabilities                                                 (68,078)        (15,272)
                                                                                     ------------    ------------
    Total adjustments                                                                    (207,903)         76,498
                                                                                     ------------    ------------
    Net cash provided (used) by operating activities                                     (129,702)        190,178
                                                                                     ------------    ------------
Cash flows from investing activities:
  Net increase in loans receivable                                                     (4,814,023)     (1,930,738)
  Redemption of securities, held to maturity                                              895,685       1,464,384
  Purchase of Federal Home Loan Bank stock                                                (35,500)        (27,000)
  Proceeds from sale of securities available for sale                                     492,344         997,808
  Purchase of securities, available for sale                                           (6,497,140)     (2,364,490)
  Purchase of premises and equipment                                                     (109,970)        (29,438)
                                                                                     ------------    ------------
    Net cash used in investing activities                                             (10,068,604)     (1,889,474)
                                                                                     ------------    ------------
Cash flows from financing activities:
  Net increase in deposits                                                              3,691,108         891,605
  Increase in Federal Home Loan Bank Borrowings                                         3,000,000            --
                                                                                     ------------    ------------
    Net cash provided by financing activities                                           6,691,108         891,605
                                                                                     ------------    ------------

Net decrease in cash and due from banks                                                (3,507,198)       (807,691)
Cash at beginning of period                                                             3,928,077       1,282,390
                                                                                     ------------    ------------
Cash at end of period                                                                $    420,879    $    474,699
                                                                                     ============    ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                                         $    700,413    $    674,038
                                                                                     ============    ============
    Income taxes                                                                     $     15,000    $      6,500
                                                                                     ============    ============
Unrealized gain (loss) on securities available for sale,
  net of deferred income taxes                                                       $     (3,165)   $     82,460
                                                                                     ============    ============


The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1999, the Consolidated Statements of Income and Comprehensive Income for the six months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998. The results of operations for the six months ended March 31, 1999, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1999 or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1998 consolidated financial statements including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

NOTE 2.  Net Income Per Common Share
         ---------------------------

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

         Per share amounts for the quarters ended March 31, 1999 and 1998 have been calculated based on the net income for the entire year and assume the common stock issued has been outstanding since October 1, 1996.

                                                            For the three months ended March 31,
                                 -----------------------------------------------------------------------------------
                                                 1999                                     1998(1)
                                 ---------------------------------------- ------------------------------------------
                                                Weighted       Per-                      Weighted         Per-
                                                Average        Share                     Average          Share
                                   Income        Shares        Amount       Income        Shares          Amount
                                 ------------ -------------- ------------ ------------ -------------- --------------
Basic EPS
Net income available to Common
Shareholders                       $25,138       349,470       $ 0.07       $18,276       349,470        $ 0.05
                                    ======       =======         ====        ======       =======          ====


                                                            For the six months ended March 31,
                                 -----------------------------------------------------------------------------------
                                                 1999                                     1998(1)
                                 ---------------------------------------- ------------------------------------------
                                                Weighted       Per-                      Weighted         Per-
                                                Average        Share                     Average          Share
                                   Income        Shares        Amount       Income        Shares          Amount
                                 ------------ -------------- ------------ ------------ -------------- --------------
Basic EPS
Net income available to Common
Shareholders                       $78,201       349,470       $ 0.22       $113,680      349,470        $ 0.33
                                    ======       =======         ====        =======      =======          ====


There were no dilutive effects as of March 31, 1999 or 1998.


--------------------
(1)      1998 shown for comparison only.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Total assets increased $6.6 million or 15.79% to $48.4 million at March 31, 1999 from $41.8 million at September 30, 1998. The increase was primarily attributable to a $4.8 million increase in the Bank=s loans receivable, net, and a $6.0 million increase in securities available for sale, partially offset by a decrease in cash and equivalents of $3.5 million, as well as a decrease in mortgage-backed securities of $393,000. The Bank=s total liabilities increased $6.6 million or 18.06%, to $42.9 million at March 31, 1999 from $36.3 million at September 30, 1998. The increase was primarily attributable to a $3.7 million increase in deposits and an increase in borrowings from the FHLB of $3.0 million.

         Stockholders= equity increased $75,000 to $5.5 million or 11.4% of total assets at March 31, 1999, as compared to $5.4 million or 13.0% of total assets at September 30, 1998. The increase in stockholders= equity is primarily attributable to net income for the six months ended March 31, 1999.

Results of Operations

         Net Income. Net income was $25,000 or $0.07 per share for the quarter ended March 31, 1999 compared to $18,000 or $0.05 per share for the quarter ended March 31, 1998. For the six months ended March 31, 1999 net income was $78,000 or $.22 per share compared to $114,000 or $.33 per share for the six months ended March 31, 1998. The decrease was attributable to a $54,000 collection of a deficiency judgement in the first quarter of 1998 compared to no such collection in 1999. The decrease in net income for the six months ended March 31, 1999 was partially offset by an increase in net interest income of $117,000, and a decrease in the provision for loan losses of $45,000, partially offset by an increase in non-interest expense of $177,000 and an increase in income taxes of $16,000.

         Net Interest Income. Net interest income is the most significant component of the Bank=s income from operations. Net interest income is the difference between interest the Bank received on its interest-earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for the loan losses was $379,000 for the quarter ended March 31, 1999 compared to $294,000 for the quarter ended March 31, 1998. Net interest income after provision for loan losses increased $162,000 or 27.2%, to $758,000 for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. The increase was primarily due to the growth in interest-earning assets to $46.5 million in 1999 from $36.8 million in 1998.

         Provision for Loan Losses. Provision for loan losses was $9,000 for the quarter ended March 31, 1999 as compared to $57,000 for the quarter ended March 31, 1998. The higher provision in 1998 was to bring the allowances for loan losses to a level that is adequate to provide for estimated losses.

However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. For the six months ended March 31, 1999 the provision for loan losses were $14,000 compared to $59,000 for the six months ended March 31, 1998.

         Non-Interest Income. Non-interest income was $66,000 for the quarter ended March 31, 1999 compared to $35,000 for the same period in 1998. For the six months ended March 31, 1999 non-interest income was $128,000 compared to $133,000 for the same period in 1998. This decrease in the Bank=s non-interest income was due to the collection of a $54,000 deficiency judgment in the first quarter of 1998 offset by an increase in fees and other service charges of $48,000.

         Non-Interest Expense. Non-interest expense was $402,000 for the quarter ended March 31, 1999 compared to $297,000 for the same period of 1998. For the six months ended March 31, 1999 non-interest expenses increased by $177,000 to $754,000 from $577,000 for the six months ended March 31, 1998. The increase is attributed to an increase of $88,000 in the Bank=s compensation and benefits partly due to the increase in personnel needed to accommodate the growth in assets especially in the lending area. Also an increase in office occupancy and equipment of $27,000 and an increase of $68,000 in other non-interest expense which include additional legal, professional and printing expenses related to the costs of being a public company, as well as higher loan and NOW account processing fees.

         Income Tax Expense. Income tax expense increased $16,000 from $38,000 in the first six months of 1998 to $54,000 in 1999. This increase in income tax expense is due to permanent differences.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 12.52% and 11.14% at March 31, 1999 and 1998, respectively.

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

         Net cash used by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 1999 was $130,000, an increase of $320,000, as compared to the same period in 1998. The increase in 1999 was primarily due to a $36,000 decrease in the Bank's net income, a decrease in the accrued income tax and deferred income taxes of $87,000, and a decrease in non-deposit liabilities of $68,000, as well as an increase in accrued interest receivable of $137,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 1999, totalled $10.1 million, an increase of $8.2 million from the same period in 1998. The decrease in cash was primarily attributable to funding net loan growth of $4.8 million in 1999 as compared to $1.9 million in 1998 as well as investment purchases of $6.5 million in 1999 compared to $2.3 million in 1998. The decrease in cash was partially offset by redemption of securities of $896,000 in 1999 as compared to $1.5 million in 1998.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 1999, totalled $6.7 million, an increase of $5.8 million as compared to the six months ended March 31, 1998.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 1999, with tangible, core and risk based capital ratios of 9.58%, 9.58% and 19.54%, respectively.

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

         In addition, the Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no assurance that the failure of these third parties to modify their systems in advance of March 31, 1999 would not have a material adverse affect on the Company.

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

         In October 1998, the Bank purchased new equipment and upgraded Y2K compliant software from NCR, for the teller stations and operations. All other PCs have been tested and replaced, if necessary, as of March 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          The Company is not engaged in any legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on April 6, 1999 and the following matters were voted upon:

                  Proposal I - Election of directors:

                                            FOR                        WITHHELD
                                            ---                        --------

Edgar N. Peppler                           311,482                        750
Gary N. Pelehaty                           311,422                        810
Charles E. Adams                           304,482                      7,750
William H. Wainwright, Jr.                 311,482                        750
George G. Aaronson, Jr.                    304,482                      7,750
Herman Gutstein                            304,482                      7,750
G. Edward Koenig, Jr.                      311,482                        810

Proposal II - The ratification of the amendment to the Farnsworth Bancorp, Inc. 1999 Stock Option Plan:

                  FOR:                214,966
                  AGAINST:             16,183
                  ABSTAIN:              5,285

             Proposal III - The ratification of the Peoples Savings Bank Management Stock Bonus Plan:

                  FOR:                215,821
                  AGAINST:             16,028
                  ABSTAIN:              4,585

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


                                    FARNSWORTH BANCORP, INC.



Date: May 6, 1999          By:      /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: May 6, 1999          By:      /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)