Form 10QSB
period 1999-06-30
FARNSWORTH BANCORP INC
filed 1999-08-13
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


     New Jersey                                                  22-3591051
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

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

    Number of shares of Common Stock outstanding as of July 21, 1999: 379,858

Transitional Small Business Disclosure Format (check one)

                                YES       NO X
                                   ---      ---

                            FARNSWORTH BANCORP, INC.

                                    Contents
                                    --------


                                                                                                           Page(s)
PART I - FINANCIAL INFORMATION                                                                             -------
     Item 1.  Financial Statements................................................................................3

          Consolidated Statements of Financial Condition at June 30, 1999
          (unaudited) and September 30, 1998 (audited)............................................................3

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three months ended June 30, 1999 and June 30, 1998 (unaudited)
          and for the nine months ended June 30, 1999 and June 30, 1998 (unaudited)...............................4

          Consolidated Statement of Changes in Stockholders' Equity for the
          year ended September 30, 1998 (audited)
          and the nine months ended June 30, 1999 (unaudited).....................................................5

          Consolidated Statements of Cash Flows for the nine months ended
          June 30, 1999 and June 30, 1998 (unaudited).............................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................................7


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................13

     Item 2.  Changes in Securities and Use of Proceeds..........................................................13

     Item 3.  Defaults upon Senior Securities....................................................................13

     Item 4.  Submission of Matters to a Vote of Security Holders................................................13

     Item 5.  Other Information..................................................................................14

     Item 6.  Exhibits and Reports on Form 8-K...................................................................14

     Signatures..................................................................................................15


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                            FARNSWORTH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            June 30,                    September 30,
                                                                              1999                          1998
                                                                           ----------                   ------------
                                                                           (UNAUDITED)                    (AUDITED)
ASSETS
Cash and due from banks                                                   $ 1,328,789                   $ 3,928,077
Securities available for sale                                               6,814,519                       134,187
Securities held to maturity:
  Mortgage-backed                                                           1,852,705                     1,890,642
  Other                                                                     2,265,755                     2,761,367
Loans receivable, net                                                      37,232,416                    31,041,552
Real Estate Owned, net                                                         88,804
Accrued interest receivable                                                   345,543                       227,318
Federal Home Loan Bank of New York
  stock at cost substantially restricted                                      296,800                       261,300
Premises and equipment                                                      1,538,908                     1,468,846
Others assets                                                                 40,147                         60,458
                                                                           ----------                    ----------
  Total assets                                                            $51,804,386                   $41,773,747
                                                                           ==========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                  $41,564,112                   $35,777,855
Borrowings from FHLB                                                        4,490,803
Advances by borrowers for taxes and insurance                                 211,144                       214,884
Accrued and deferred income taxes                                              30,621                       183,698
Accrued interest payable                                                       89,221                        38,692
Accounts payable and other accrued expenses                                    72,489                       115,890
                                                                           ----------                    ----------
  Total liabilities                                                        46,458,390                    36,331,019
                                                                           ----------                    ----------
Preferred stock $.10 par value, 1,000,000 shares
  authorized; none issued and outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and outstanding                            37,985                        37,985
Additional paid in capital                                                  3,396,262                     3,396,262
Retained earnings substantially restricted                                  2,368,400                     2,227,363
Unreleased common stock and related additional
  paid in capital acquired by employee stock
  ownership plan (ESOP)                                                     (303,880)                     (303,880)
Treasury stock                                                               (83,591)
Net unrealized (depreciation) appreciation on available
  for sale securities net of income taxes                                    (69,180)                        84,998
                                                                           ----------                    ----------
  Total stockholders' equity                                                5,345,996                     5,442,728
                                                                           ----------                    ----------
  Total liabilities and stockholders' equity                              $51,804,386                   $41,773,747
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

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   Three Months ended            Nine Months ended
                                                       June 30,                       June 30,
                                                        1999            1998           1999           1998
                                                       --------       --------       ---------     ---------
Interest income:
  Loans receivable                                    $ 691,600      $ 591,977      $1,961,239    $1,698,411
  Securities                                            171,434         83,115         388,765       257,213
  Federal funds sold                                     13,684         20,278          46,905        57,737
                                                       --------       --------       ---------     ---------
    Total interest income                               876,718        695,370       2,396,909     2,013,361
                                                       --------       --------       ---------     ---------
Interest expense:
  Deposits                                              365,302        352,479       1,068,326     1,028,990
  Federal Home Loan Bank advances                        52,963             --          97,653           500
                                                       --------       --------       ---------     ---------
    Total interest expense                              418,265        352,479       1,165,979     1,029,490
                                                       --------       --------       ---------     ---------
Net interest income                                     458,453        342,891       1,230,930       983,871

Provision for loan losses                                17,000          5,000          31,000        64,000
                                                       --------       --------       ---------     ---------
  Net interest income after provision for loan
     losses                                             441,453        337,891       1,199,930       919,871
                                                       --------       --------       ---------     ---------
Noninterest income:
  Fees and other service charges                         53,473         52,256         179,797       145,853
  Net realized Gains on Sale of
Available-for-Sale Securities                             1,875             --           3,359           933
  Collection on deficiency judgment                          --             --              --        54,024
                                                       --------       --------       ---------     ---------
    Total noninterest income                          $  55,348      $   2,258      $  183,156    $  200,810
                                                       --------       --------       ---------     ---------
Noninterest expense:
  Compensation and benefits                           $ 200,985      $ 157,592      $  548,235    $  440,796
  Occupancy and equipment                                74,018         36,869         215,414       153,584
  Federal insurance premiums and assessments             10,561          8,651          21,255        25,856
  Other                                                 119,901        109,978         374,845       270,504
                                                       --------       --------       ---------     ---------
    Total noninterest expense                           405,465        313,090       1,159,749       890,740

Income before provision for income taxes                 91,336         77,057         223,337       229,941
Provision for income taxes                               28,500         29,500          82,300        67,545
                                                       --------       --------       ---------     ---------
    Net income                                        $  62,836      $  47,557      $  141,037    $  162,396
                                                       ========       ========       =========     =========
Other Comprehensive Income, net of taxes:
  Unrealized Gain (Loss) on Securities
    Available for Sale                                $(154,178)     $  (4,391)     $ (170,722)   $   18,754
Reclassification adjustment for gains included
   in net income                                         (1,875)            --          (3,359)         (933)
                                                       --------       --------       ---------     ---------
Comprehensive (Loss) Income                           $ (93,217)     $  43,166      $  (33,044)   $  180,217
                                                       ========       ========       =========     =========

Net income per common share:  Basic                   $    0.18      $    0.14      $     0.41    $     0.46

Shares used in computing basic income per share         343,973        349,470         347,637        349,470


The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                             FARNSWORTH BANCORP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 THE YEAR ENDED SEPTEMBER 30, 1998 (AUDITED)AND
               FOR THE NINE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)


                                                                               NET UNREALIZED
                                                                                APPRECIATION
                                                                               (DEPRECIATION)
                                                                   RETAINED     ON SECURITIES     COMMON
                                                  ADDITIONAL       EARNINGS       AVAILABLE       STOCK
                                         COMMON     PAID IN     SUBSTANTIALLY     FOR SALE     ACQUIRED BY   TREASURY
                                         STOCK      CAPITAL       RESTRICTED     NET OF TAXES      ESOP        STOCK      TOTAL
                                         -----      -------       ----------     ------------  -----------   --------     -----
 Balance at September 30, 1997          $     -    $        -     $2,029,176     $  59,315       $       -   $      -   $2,088,491


 Net Income for the Year Ended
   September 30, 1998                         -             -        198,187             -               -          -      198,187

 Net Proceeds from Issuance of
   Common Stock                          37,985     3,396,262              -             -               -          -    3,434,247

 Acquisition of Common Stock by ESOP          -             -              -             -        (303,880)         -     (303,880)

 Change in Unrealized Appreciation
   on Securities Available for Sale,
   Net of Tax                                 -             -              -        25,683               -          -       25,683
                                         ------     ---------      ---------       -------         -------    -------    ---------


 Balance at September 30, 1998           37,985     3,396,262      2,227,363        84,998        (303,880)         -    5,442,728


 Net Income for the Nine Months
   Ended June 30, 1999                        -             -        141,037             -               -          -      141,037

 Acquisition of Treasury Stock
   Change in Unrealized
   Depreciation on Securities                 -             -              -             -               -    (83,591)     (83,591)

 Change in Unrealized
   Depreciation on Securities
   Available for Sale, Net of Tax             -             -              -      (154,178)              -          -     (154,178)
                                         ------     ---------      ---------       -------         -------    -------    ---------


 Balance at June 30, 1999               $37,985    $3,396,262     $2,368,400     $ (69,180)      $(303,880)  $(83,591)  $5,345,996
                                         ======     =========      =========       =======        ========    =======    =========


                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine months ended June 30,
                                                                          1999                     1998
                                                                   -------------------      -----------------
Cash flows from operating activities:
  Net income                                                          $    141,037              $   162,397
                                                                      ------------              -----------
  Adjustments  to  reconcile  net  income  to net
  cash  provided  by  operating activities:
  Depreciation and amortization                                             53,238                   48,818
  Provision for loan losses                                                 31,000                   64,000
  Net gain on sale of assets                                                (3,359)                    (933)
  Increase in accrued interest receivable                                 (118,225)                 (10,116)
  Increase (decrease) in other assets                                        20,311                (121,836)
  (Decrease) increase in advances from borrowers                            (3,740)                  33,514
  (Decrease) increase in accrued income taxes and
      deferred income taxes                                               (108,697)                  68,104
  Increase in accrued interest payable                                      50,529                   (5,525)
  (Decrease) in other accrued liabilities                                  (43,401)                  (2,991)
                                                                      ------------             ------------
    Total adjustments                                                     (122,344)                  73,035
                                                                      ------------             ------------
    Net cash provided by operating activities                               18,693                  235,432
                                                                      ------------             ------------
Cash flows from investing activities:
  Net increase in loans receivable                                      (6,310,668)              (3,673,294)
  Purchase of securities held to maturity                                 (503,574)
  Redemption of securities, held to maturity                             1,042,165                2,289,616
  Purchase of Federal Home Loan Bank stock                                 (35,500)                 (27,000)
  Proceeds from sale of securities available for sale                    1,464,532                  997,808
  Purchase of securities, available for sale                            (8,341,107)                (997,835)
  Purchase of premises and equipment                                      (127,298)                 (48,241)
                                                                      ------------             ------------
    Net cash used in investing activities                              (12,811,450)              (1,458,946)
                                                                      ------------             ------------
Cash flows from financing activities:
  Net increase in deposits                                               5,786,257                1,845,500
  Increase in Federal Home Loan Bank Borrowings                          4,490,803                       --
  Purchase of Treasury Stock                                               (83,591)                      --
                                                                      ------------             ------------
    Net cash provided by financing activities                           10,193,469                1,845,500
                                                                      ------------             ------------
Net (decrease) increase in cash and due from banks                      (2,599,288)                 621,986
Cash at beginning of period                                              3,928,077                2,364,541
                                                                      ------------             ------------
Cash at end of period                                                 $  1,328,789             $  2,986,527
                                                                      ============             ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                          $  1,082,096             $  1,032,229
                                                                      ============             ============
    Income taxes                                                      $     64,000             $      6,500
                                                                      ============             ============
Unrealized gain (loss) on securities available for sale,
net of
   Deferred income taxes                                              $    (69,180)            $     78,069
                                                                      ============             ============
Non cash items:
   Acquisition of  real estate in settlement of loans                 $     88,804             $         --
                                                                      ============             ============



The accompanying notes to unaudited consolidated interim financial statements are an integral part of these statements.

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.   Presentation of Financial Information
          -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1999, the Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998. The results of operations for the nine months ended June 30, 1999, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1999 or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1998 consolidated financial statements including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ significantly from those estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance for loan losses or additional write-downs on foreclosed real estate based on their judgments about information available to them at the time of their examination.

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

     Per share amounts for the quarters ended June 30, 1999 and 1998 have been calculated based on the net income for the entire year and assume the common stock issued has been outstanding since October 1, 1997.

                                                        For the three months ended June 30,
                                                        -----------------------------------
                                                  1999                                    1998(1)
                                               ----------                               ----------
                                                Weighted                                 Weighted
                                                 Average      Per-Share                   Average      Per-Share
                                   Income        Shares        Amount        Income        Shares        Amount
                                   ------        ------        ------        ------        ------        ------
Basic EPS
Net income available to Common
Shareholders                       $62,836       343,973       $ 0.18       $47,557       349,470        $ 0.14
                                    ======       =======         ====        ======       =======          ====

                                                        For the nine months ended June 30,
                                                        ----------------------------------
                                                  1999                                     1998(1)
                                               ----------                                ----------
                                                Weighted                                  Weighted
                                                 Average      Per-Share                    Average     Per-Share
                                   Income        Shares        Amount        Income        Shares        Amount
                                   ------        ------        ------        ------        ------        ------
Basic EPS
Net income available to Common
Shareholders                      $141,037       347,637       $ 0.41       $171.864      349,470        $ 0.46
                                  ========       =======         ====        =======      =======          ====


There were no dilutive effects as of June 30, 1999 or 1998.
--------------------
(1)       1998 shown for comparison only.

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

NOTE 4.   Management Stock Bonus Plan
          ---------------------------

         On April 6, 1999 the stockholders of Farnsworth Bancorp Inc. voted for the ratification of the Peoples Savings Bank Management Stock Bonus Plan. This plan was subsequently approved by The Office of Thrift Supervision and the Bank began to repurchase 15,194 shares of Farnsworth Bancorp Stock on the open market. At June 30 there were 8,350 shares repurchased.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Total assets increased $10.0 million or 23.97% to $51.8 million at June 30, 1999 from $41.8 million at September 30, 1998. The increase was primarily attributable to a $6.2 million increase in the Bank's loans receivable, net, and a $6.7 million increase in securities available for sale, partially offset by a decrease in cash and equivalents of $2.6 million, as well as a decrease in mortgage-backed securities of $38,000. The Bank's total liabilities increased $10.11 million or 27.9%, to $46.5 million at June 30, 1999 from $36.3 million at September 30, 1998. The increase was primarily attributable to a $5.8 million increase in deposits and an increase in borrowings from the FHLB of $4.5 million.

         Stockholders' equity decreased $91,000 to $5.4 million or 10.3% of total assets at June 30, 1999, as compared to $5.4 million or 13.0% of total assets at September 30, 1998. The decrease in stockholders' equity is primarily attributable to the purchase of restricted stock plan shares of $84,000, a change in the unrealized appreciation of securities available for sale of $170,000 offset by net income of $141,000.

         Results of Operations

         Net Income. Net income was $63,000 or $0.18 per share for the quarter ended June 30, 1999 compared to $48,000 or $0.14 per share for the quarter ended June 30, 1998. For the nine months ended June 30, 1999 net income was $141,000 or $.41 per share compared to $162,000 or $.46 per share for the nine months ended June 30, 1998. The decrease was attributable to a $54,000 collection of a deficiency judgement in the first quarter of 1998 compared to no such collection in 1999. The decrease in net income for the nine months ended June 30, 1999 was partially offset by an increase in net interest income of $247,000, and a decrease in the provision for loan losses of $33,000, partially offset by an increase in non-interest expense of $270,000 and an increase in income taxes of $15,000.

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

         Net interest income after provision for the loan losses was $441,000 for the quarter ended June 30, 1999 compared to $338,000 for the quarter ended June 30, 1998. Net interest income after provision for loan losses increased $280,000 or 30.4%, to $1,200,000 for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. The increase was primarily due to the growth in interest-earning assets to $49.8 million in 1999 from $37.8 million in 1998.

         Provision for Loan Losses. Provision for loan losses was $17,000 for the quarter ended June 30, 1999 as compared to $5,000 for the quarter ended June 30 1998. The increase in 1999 is to bring the allowances for loan losses to a level that is adequate to provide for estimated losses, given the increase in loans.

However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. For the nine months ended June 30, 1999 the provision for loan losses were $31,000 compared to $64,000 for the nine months ended June 30, 1998.

         Non-Interest Income. Non-interest income was $55,000 for the quarter ended June 30, 1999 compared to $52,000 for the same period in 1998. For the nine months ended June 30, 1999 non-interest income was $183,000 compared to $201,000 for the same period in 1998. This decrease in the Bank's non-interest income was due to the collection of a $54,000 deficiency judgment in the first quarter of 1998 offset by an increase in fees and other service charges of $34,000 and a gain on sale of available for sale securities of $2,000.

         Non-Interest Expense. Non-interest expense was $405,000 for the quarter ended June 30, 1999 compared to $313,000 for the same period of 1998. For the nine months ended June 30, 1999 non-interest expenses increased by $270,000 to $1,160,000 from $890,000 for the nine months ended June 30, 1998. The increase is attributed to an increase of $107,000 in the Bank's compensation and benefits partly due to the increase in personnel needed to accommodate the growth in assets especially in the lending area. Also an increase in office occupancy and equipment of $62,000 and an increase of $104,000 in other non-interest expense which include additional legal, professional and printing expenses related to the costs of being a public company, as well as higher lending and NOW account processing fees.

         Income Tax Expense. Income tax expense increased $14,000 from $68,000 in the first nine months of 1998 to $82,000 in 1999. This increase in income tax expense is due to permanent differences.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 12.82% and 10.86% at June 30, 1999 and 1998, respectively.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 1999 was $19,000, a decrease of $216,000, as compared to the same period in 1998. The decrease in cash used in 1999 was primarily due to a $31,000 decrease in the Bank's net income, a decrease in the accrued income tax and deferred income taxes of $173,000, and a decrease in non-deposit liabilities of $46,000, as well as an increase in accrued interest receivable of $108,000 offset by an increase in accrued interest payable of $51,000 and a decrease in other assets of $20,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 1999, totaled $12.8 million, an increase of $11.3 million from the same period in 1998. The increase in cash used was primarily attributable to funding net loan growth of $6.2 million in 1999 as compared to $3.6 million in 1998 as well as investment purchases of $8.8 million in 1999 compared to $1.0 million in 1998. The decrease in cash was partially offset by redemptions and sales of securities of $2.5 million in 1999 as compared to $3.3 million in 1998.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 1999, totaled $10.2 million, an increase of $8.3 million as compared to the nine months ended June 30, 1998.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 1999, with tangible, core and risk based capital ratios of 8.88%, 8.88% and 18.15%, respectively.

Year 2000 Readiness Disclosure

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

         The following discussion of the implications of the Year 2000 problem for the Bank contains numerous forward-looking statements based on inherently uncertain information. The cost of the project is based on management's best estimate, which was derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no assurance that the estimate will not be exceeded and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Company.

         The Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no assurance that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

         The Company's internal Year 2000 Working Committee, comprised of senior management was formed to address the potential risks that Year 2000 poses for the Company. This committee reports to the board of directors. In June 1997, the committee compiled a written Year 2000 Action Plan (the "Plan") to promote awareness of pertinent issues and to provide for evaluation and testing of the Company's electronic systems, programs and processes.

         Accurate data processing is essential to the Company's operations and a lack of accurate processing by the Company's vendor or by the Company could have a significant adverse impact on the Company's financial condition and results of operations. The Company has been advised by its data processing service bureau that their computer services will function properly on and after January 1, 2000. Additional testing of the system was conducted in August 1998. The Company has performed significant testing of the software utilized by its data processing service bureau with successful results. If the Company's primary data processing service bureau encounters unforeseen problems and, as a result, fails to maintain its system in compliant state or incurs other obstacles prior to Year 2000, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the consolidated financial statements of the Company.

         The Company will monitors its Year 2000 readiness by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Company identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately.

         All costs to replace certain non-compliant software and hardware have been expended as of June 30, 1999. The Company has upgrade of its teller equipment to be year 2000 compliant. All other PCs have been tested and replaced, if necessary, as of June 30, 1999.

         No assurance can be given that the Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. Successful and timely completion of the Plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's data processing service bureau, and all vendors', suppliers' and customers' readiness.

         Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institution, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on April 6, 1999 and the following matters were voted upon:

Proposal I - Election of directors:

                                                      FOR              WITHHELD
                                                     -------           --------

Edgar N. Peppler                                     311,482              750

Gary N. Pelehaty                                     311,422              810

Charles E. Adams                                     304,482            7,750

William H. Wainwright, Jr.                           311,482              750

George G. Aaronson, Jr.                              304,482            7,750

Herman Gutstein                                      304,482            7,750

G. Edward Koenig, Jr.                                311,482              810

Proposal II - The ratification of  the amendment to the Farnsworth Bancorp, Inc.
              1999 Stock Option Plan:

                  FOR:       214,966
                  AGAINST:    16,183
                  ABSTAIN:     5,285

Proposal III - The  ratification of the Peoples  Savings Bank  Management  Stock
               Bonus Plan:

                  FOR:       215,821
                  AGAINST:    16,028
                  ABSTAIN:     4,585

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


                              FARNSWORTH BANCORP, INC.



Date: August 13, 1999         By:   /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: August 13, 1999         By:   /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)