Form 10KSB
period 1999-09-30
FARNSWORTH BANCORP INC
filed 1999-12-27
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 1999

[ ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from       to         .
                                                              -----    -------

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

                   New Jersey                                   22-3591051
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer or
Organization)                                                Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                      08505
---------------------------------------------                      -----
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (609) 298-0723
                                                               --------------

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
                                                                       --    --
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $3,598,793.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 1, 1999, was $3.4 million.

         As of December 1, 1999, there were issued and outstanding 379,858 shares of the issuer's Common Stock.

         Transitional Small Business Disclosure Format (check one):  YES   NO  X
                                                                         --   --

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the issuers Annual Report to Stockholders for the fiscal year ended September 30, 1999. (Part II)
2. Portions of the issuers Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Description of Business
-------  -----------------------

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

         The Bank, which traces its origins to 1880, is a federally chartered stock savings bank headquartered in Bordentown, New Jersey. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Lending Activities

     Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                                           At September 30,
                                                         ---------------------------------------------------------
                                                                  1999                         1998
                                                         --------------------------  -----------------------------
                                                                $              %             $              %
                                                          ----------       --------    ----------        ------
                                                                  (Dollars in thousands)
  Type of Loans:
   --------------
     Residential..................................        $   27,443          68.6%    $   24,736           77.6%
     Construction.................................             1,886           4.7          2,435            7.6
     Commercial real estate.......................             3,743           9.4          1,019            3.2
     Commercial Business..........................               271           0.7            181            0.6
     Consumer loans:..............................
       Home equity................................             6,261          15.6          3,197           10.0
       Savings account loans......................               172           0.4            157            0.5
       Automobile loans ..........................                50           0.1             37            0.1
       Other......................................               205           0.5            114            0.4
                                                          ----------    ----------     ----------       --------
                                                              40,031         100.0%        31,876          100.0%
                                                          ----------    ==========     ----------       ========
   Less:
     Loans in process.............................               830                          500
     Deferred loan origination fees and costs.....               193                          199
     Allowance for loan losses....................               176                          135
                                                          ----------                   ----------
   Total loans, net...............................        $   38,832                   $   31,042
                                                          ==========                    =========

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $5.5 million for the year ended September 30, 1999.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                   Due after
                                                    Due within     1 through      Due after
                                                       1 year         5 years         5 years          Total
                                                    ------------   ------------   --------------  -------------
                                                                           (In thousands)
1-4 family mortgage............................          1,833          2,514          23,096         27,443
Construction...................................          1,886              0               0          1,886
Commercial real estate.........................            154            295           3,294          3,743
Commercial business............................              0            271               0            271
Consumer.......................................            627          2,650           3,411          6,688
                                                           ---         ------          ------         ------
     Total.....................................          4,500          5,730          29,801         40,031
                                                       =======         ======         =======         ======


         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                         Fixed Rates  Adjustable Rates     Total
                                         -----------  ----------------     -----
                                                       (In thousands)
Residential .......................         25,342            268         25,610
Construction ......................              0              0              0
Commercial real estate ............          3,589              0          3,589
Commercial business ...............            271              0            271
Consumer ..........................          5,716            345          6,061
                                           -------        -------        -------
    Total .........................        $34,918        $   613        $35,531
                                           =======        =======        =======
Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 1999, the Bank had $ 268,000 in ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans generally do not exceed $500,000, although they may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $ 793,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Construction lending is generally considered to involve a higher degree of credit risk than longterm financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

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

         Consumer Loans. The Bank offers non-collateralized personal loans in the amounts of up to $10,000 in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms (12 to 36 months) than many of its other loans. The Bank also offers loans with savings pledged as additional security. The Bank's consumer loans consist of home equity, savings account, automobile and personal loans.

         The home equity loans the Bank originates are secured by one- to four-family residences. These loans have terms of 3 to 15 years, generally will not exceed $100,000 and have loan-to-value ratios of 80% or less. Home equity lines of credit have interest rates set at prime and are subject to a 75% loan-to-value ratio, which includes a first mortgage balance.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $50,000. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  1999,   commitments  to  cover
originations of mortgage loans totaled $ 1,325,000. The Bank believes that virtually all of its commitments will be funded.

        Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was approximately $793,000 at September 30, 1999. At September 30, 1999, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $346,000 and $522,000.

Non-performing and Problem Assets

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 1999, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $46,127.

                                                                         At September 30,
                                                                           1999    1998
                                                                          ------ -------
                                                                      (Dollars in thousands)
        Loans accounted for on a non-accrual basis:
        Mortgage loans:
          Permanent loans secured by 1-4 family units ..................   $404    $195
          All other mortgage loans .....................................    --       95
                                                                           ----    ----
        Total ..........................................................   $404    $290
                                                                           ====    ====

        Accruing loans which are contractually past due 90 days or more:
        Mortgage loans:
          Permanent loans secured by 1-4 family units ..................   $120    $--
        Total ..........................................................    120     --
        Total non-accrual and accrual loans ............................    524     290

        Real estate owned ..............................................     88      --
        Total non-performing assets ....................................    612     290
        Total non-accrual and accrual loans to net loans ...............   1.35%   0.93%
        Total non-accrual and accrual loans to total assets ............   0.94%   0.69%
        Total non-performing assets to total assets ....................   1.09%   0.69%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1999, the Bank had $524,000 of loans classified as special mention, and no loans classified as substandard, doubtful and loss.

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

         The Bank monitors its allowance for loan losses and make additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

         The following table illustrates the allocation of the allowance for loan losses for each category of loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                        September 30,
                               ------------------------------------------------------------------
                                          1999                             1998
                               -------------------------------    -------------------------------
                                                Percent of                         Percent of
                                               Allowance in                       Allowance in
                                                   Each                               Each
                                                 Category                           Category
                                                 to Total                           To Total
                                  Amount         Allowance        Amount            Allowance
                               ------------- ----------------- -------------- -------------------
                                                      (Dollars in thousands)
Residential ...........           $110               62.50%        $ 84               62.22%
Commercial real estate              17                9.66            4                2.96
Commercial business ...             41               23.29           41               30.37
Consumer ..............              8                4.55            6                4.45
                                  ----              ------         ----              ------
    Total allowance for
      loan losses .....           $176              100.00%        $135              100.00%
                                  ====              ======         ====              ======


         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                   At September 30,
                                                   ----------------
                                                  1999         1998
                                                  ----         ----
                                                (Dollars in thousands)
Total loans outstanding (1) .................   $ 39,201     $ 31,042
                                                ========     ========

Average loans outstanding(1) ................   $ 35,536     $ 28,940
                                                ========     ========
Allowance balances (at beginning of period) .        135           66
Provision:
  Residential ...............................         26           18
  Commercial real estate ....................         13            4
  Commercial Business .......................          0           41
  Consumer ..................................          7            9
Net recoveries (charge offs) ................         (5)          (3)
                                                --------     --------
Allowance balance (at end of period) ........   $    176     $    135
                                                ========     ========

Allowance for loan losses as a percent of
  total loans outstanding ...................        .45%         .43%
Net loans charged off as a percent of average
  loans outstanding .........................        .01%         .01%

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

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999, which is filed as Exhibit 13 to this document.

                                                        At September 30,
                                                        ----------------
                                                         1999     1998
                                                       -------   -------
                                                        (In thousands)
Investments securities held-to-maturity:
U.S. Agency Securities .............................   $ 2,168   $ 2,662
State and local government .........................        99        99
                                                       -------   -------
      Total investment securities held-to-maturity .     2,267     2,761

Investment securities available for sale:
FHLMC Stock ........................................       141       134
Corporate Bonds ....................................       391        --
U.S. Agency Securities .............................     8,141        --
                                                       -------   -------
      Total investment securities available-for-sale     8,673       134

Interest-bearing deposits ..........................     1,347     3,400
FHLB stock .........................................       419       261
Mortgage-backed securities held-to-maturity ........     1,755     1,891
                                                       -------   -------
      Total investments ............................   $14,461   $ 8,447
                                                       =======   =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                                 Total
                              One Year or Less   One to Five Years Five to Ten Years More than Ten Years    Investment Securities
                              ----------------   ----------------- ----------------- -------------------    ---------------------
                                        Weighted          Weighted         Weighted            Weighted          Weighted
                               Carrying  Average Carrying  Average Carrying Average  Carrying   Average  Carrying Average    Market
                                 Value    Yield   Value    Yield    Value   Yield     Value     Yield    Value   Yield     Value
                                 -----    -----   -----    -----    -----   -----   ----------   -----    -----   -----     -----
U.S. Agency Securities - Held
     to Maturity              $    --       -- % $ 1,249    6.15%  $  919    2.78%  $    --       -- %   $ 2,168     5.00% $ 2,071

State and local government -
     Held to Maturity                                                                    99     6.04          99     6.04      107
U. S. Agency Securities
     - Available-for-Sale                          3,420    5.80    3,855    6.64       866     5.25       8,141     6.10    8,141
Corporate Bonds -
     Available-for-Sale                                                                 391     7.01         391     7.01      391
FHLMC stock                       141     1.09                                                               141     1.09      141
Interest-bearing deposits       1,347     4.27                                                             1,347     4.27    1,347
FHLB stock                                                                              419     5.01         419     5.01      419
Mortgage-backed securities         58     5.50       211    6.00                      1,486     6.50       1,755     6.41    1,728
                              -------     ----   -------    ----   ------    ----   -------     ----     -------     ----  -------
     Total investments        $ 1,546     4.03%  $ 4,880    5.90%  $4,774    5.91%  $ 3,261     6.01%    $14,461     5.73% $14,345
                              =======     ====   =======    ====   ======    ====   =======     ====     =======     ====  =======

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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                         Certificates
Maturity Period                           of Deposit
---------------                         --------------
                                        (In thousands)
Within three months............                $100
Three through six months.......                  --
Six through twelve months......                 986
Over twelve months.............                 476
                                           --------
                                           $  1,562
                                           ========

         Borrowings. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Bank's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York, a portion of the Bank's first mortgage loans, and other assets.

         The following table sets forth the terms of the Bank's short-term FHLB advances.

                                             During the year ended September 30,
                                             -----------------------------------
                                                         1999      1998
                                                         ----      ----
                                                    (Dollars in thousands)

Balance at period end ..........................       $6,368       $--
Average balance outstanding during the period ..        3,962        --
Maximum amount outstanding at any month-end
  During the period ............................        7,972        --
Weighted average interest rate during the period         5.48%       --%

Personnel

         At September 30, 1999 the Bank had 17 full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with employees is good.

Regulation

         Set forth below is a brief description of certain laws that relate to the Company and the Bank. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 1999.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement.

         Federal Reserve. The Federal Reserve requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.

Item 2. Description of Property
-------------------------------

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

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

     (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not applicable.

Item 3. Legal Proceedings
-------------------------

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

(a) The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report"), is incorporated herein by reference.

(b)      Not applicable.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         On October 20, 1998, the Registrant retained Kronick Kalada Berdy & Co. as its independent public accountants for the purpose of auditing its financial statements for the fiscal year ended September 30, 1998 and providing an independent auditors' report thereon. The Registrant did not consult Kronick Kalada Berdy & Co. of the matters set forth in Item 304(a)(2) of Regulation S-B prior to that date. Prior to becoming a public company in September 1998, the financial statements of the Registrant's wholly-owned subsidiary, Peoples Savings Bank, were audited by Lewis W. Parker, III, independent certified public accountant. Mr.
Parker is still actively engaged by the Registrant for accounting and related services.

         In connection with the audits of the Banks fiscal years ended September 30, 1997 and 1996, the last two years audited by Lewis W. Parker, III, and through October 20, 1998, there were no disagreements with Mr. Parker on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to his satisfaction, would have caused him to make reference to the subject of such disagreement in connection with his reports. In addition, during these periods, the reports of Lewis W. Parker, III on the financial statements of Peoples Savings Bank did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and to the first table under "Proposal I -- Election of Directors" in the Proxy Statement.

         (c) Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K
--------------------------------------------------

         (a)      The following documents are filed as a part of this report.

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrants Annual Report to Stockholders are incorporated herein by reference.


                           Independent Auditors' Report

                           Consolidated  Statements of Financial Condition as of
                           September 30, 1999 and 1998.

                           Consolidated Statements of Income for the Years Ended September 30, 1999 and
                           1998

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                           September 30, 1999 and 1998

                           Consolidated  Statements  of Cash Flows for the Years
                           Ended September 30, 1999 and 1998.

                           Notes to Consolidated Financial Statements

                  2.       Schedules omitted as they are not applicable.

                  3.       The  following  exhibits  are  included  in this  Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                            3(i)    Articles of Incorporation of Farnsworth Bancorp, Inc. *
                            3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
                           10.1     Employment Agreement with Gary N. Pelehaty *
                           10.2     Employment Agreement with Charles Alessi *
                           10.3     Severance Agreement with Elaine Denelsbeck *
                           10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
                           10.5     Peoples Savings Bank Restricted Stock Plan**
                           13       Annual Report to Stockholders for the
                                    fiscal year ended September 30, 1999
                           21       Subsidiaries of the Registrant (See "Item 1 - Description of Business")
                           23       Consent of Kronick Kalada Berdy & Co.
                           27       Financial Data Schedule (electronic filing only)

------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1999.

** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 27, 1999.

                                  FARNSWORTH BANCORP, INC.


                                  By: /s/ Gary N. Pelehaty
                                     -------------------------------------------
                                     Gary  N. Pelehaty
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 27, 1999.

/s/ Gary N. Pelehaty                                          /s/ Charles Alessi
--------------------------------------------                  --------------------------------------------------------
Gary N. Pelehaty                                              Charles Alessi
President and Chief Executive Officer                         Vice President, Secretary and Treasurer
(Principal Executive Officer)                                 (Principal Accounting and Financial Officer)


/s/ Herman Gutstein                                           /s/ George G. Aaronson, Jr.
--------------------------------------------                  --------------------------------------------------------
Herman Gutstein                                               George G. Aaronson, Jr.
Chairman of the Board                                         Director


/s/ G. Edward Koenig, Jr.                                     /s/ Edgar N. Peppler
--------------------------------------------                  --------------------------------------------------------
G. Edward Koenig, Jr.                                         Edgar N. Peppler
Director                                                      Director


/s/ William H. Wainwright, Jr.                                /s/ Charles E. Adams
--------------------------------------------                  --------------------------------------------------------
William H. Wainwright, Jr.                                    Charles E. Adams
Director                                                      Director