Form 10QSB
period 1999-12-31
FARNSWORTH BANCORP INC
filed 2000-02-08
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999
                                    -----------------

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

               789 Farnsworth Avenue, Bordentown, New Jersey 08505
               --------------------------------------------------
                    (Address of Principal Executive Offices)


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

                     YES      X                NO
                         ------------              ------------

  Number of shares of Common Stock outstanding as of January 19, 2000: 379,858
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                     YES                       NO      X
                         ------------               -----------

                                    Contents
                                    --------

                                                                                                            Page(s)
                                                                                                            -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements................................................................................3

          Consolidated Statements of Financial Condition at December 31, 1999
          (unaudited) and September 30, 1999 (audited)............................................................3

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three   months   ended   December  31,  1999  and  December  31,  1998
          (unaudited).............................................................................................4

          Consolidated Statements of Cash Flows for the three months ended
          December 31, 1999 and December 31, 1998 (unaudited).....................................................5

          Consolidated  Statement  of  Changes in  Stockholders'  Equity for the
          three Months  ended  December  31, 1999  (unaudited)  and the year ended September 30, 1999
          (audited)...............................................................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................................9


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................12

     Item 2.  Changes in Securities and Use of Proceeds..........................................................12

     Item 3.  Defaults upon Senior Securities....................................................................12

     Item 4.  Submission of Matters to a Vote of Security Holders................................................12

     Item 5.  Other Information..................................................................................12

     Item 6.  Exhibits and Reports on Form 8-K...................................................................12

     Signatures..................................................................................................13

                             FARNSWORTH BANCORP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31        SEPTEMBER 30
                                                              1999                1999
                                                       ----------------  --------------------
ASSETS                                                   (UNAUDITED)         (AUDITED)

Cash and due from banks                                    $ 1,902,675         $ 1,883,104
Securities available for sale                                8,601,561           8,672,614
Securities held to maturity:
  Mortgage-backed                                            1,688,879           1,755,110
  Other                                                      2,268,225           2,267,216
Loans receivable, net                                       40,162,801          38,832,141
Real Estate Owned, net                                          88,013              88,013
Accrued interest receivable                                    449,655             423,706
Federal Home Loan Bank of New York stock
  at cost substantially restricted                             434,300             418,700
Deferred Income Taxes                                          126,647              99,359
Premises and equipment                                       1,501,997           1,516,252
Other assets                                                    54,079              72,236
                                                       ----------------  --------------------

         Total assets                                     $ 57,278,832        $ 56,028,451
                                                       ================  ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                  $ 43,272,904        $ 42,490,162
Borrowings from FHLB                                         8,184,663           7,712,940
Advances by borrowers for taxes and
  insurance                                                    175,429             213,653
Accrued income taxes                                            77,060              78,160
Accrued interest payable                                        89,773              97,119
Accounts payable and other accrued
  expenses                                                     182,350             149,254
                                                       ----------------  --------------------

         Total liabilities                                  51,982,179          50,741,288
                                                       ----------------  --------------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and
  outstanding                                                   37,985              37,985
Additional paid in capital                                   3,396,262           3,396,262
Retained earnings substantially restricted                   2,508,501           2,451,554
Unreleased common stock and related                                                      -
 additional paid in capital acquired by                                                  -
 employee stock ownership plan (ESOP)                         (303,880)           (303,880)
Unissued Restricted Stock Plan Shares                         (159,364)           (159,364)
Net unrealized depreciation on available                                                 -
  for sale securities net of income taxes                     (182,851)           (135,394)
                                                       ----------------  --------------------

         Total stockholders' equity                          5,296,653           5,287,163
                                                       ----------------  --------------------

         Total liabilities and
          stockholders' equity                            $ 57,278,832        $ 56,028,451
                                                       ================  ====================

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31
                                                   1999           1998
                                              --------------    ------------
Interest income:
  Loans receivable                                $ 748,171       $ 617,263
  Securities                                        190,841          96,408
  Federal funds sold                                 13,361          26,695
                                              --------------    ------------
        Total interest income                       952,373         740,366

Interest expense:
  Deposits                                          379,406         350,620
  Federal Home Loan Bank advances                   118,631           5,241
                                              --------------    ------------
        Total interest expense                      498,037         355,861
                                              --------------    ------------
Net interest income                                 454,336         384,505

Provision for loan losses                            11,000           5,000
                                              --------------    ------------
        Net interest income after
          provision for loan losses                 443,336         379,505
                                              --------------    ------------

Noninterest income:
  Fees and other service charges                     55,726          61,830
  Other Income                                       12,466               -
                                              --------------    ------------
        Total noninterest income                     68,192          61,830

Noninterest expense:
  Compensation and benefits                         203,053         162,322
  Occupancy and equipment                            60,820          63,131
  Federal insurance premiums and
    assessments                                      10,211           5,318
  Other                                             149,437         121,941
                                              --------------    ------------
        Total noninterest expense                   423,521         352,712
                                              --------------    ------------

Income before provision for income
  taxes                                              88,007          88,623
Provision for income taxes                           31,060          35,560
                                              --------------    ------------
        Net income                                 $ 56,947        $ 53,063
                                              ==============    ============

Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                               (47,457)         21,167

                                              --------------    ------------
Comprehensive Income                                $ 9,490        $ 74,230
                                              ==============    ============
Net income per common share:
  Basic                                              $ 0.17          $ 0.15

Shares used in computing basic
  income per share                                  337,314         349,470

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          THREE MONTHS ENDED DECEMBER 31
                                                               1999                1998
                                                        -----------------   -----------------
Cash flows from operating activities:
  Net income                                                    $ 56,947            $ 53,063
                                                        -----------------   -----------------
  Adjustments  to  reconcile  net  income
   to net  cash  provided  by  operating
   activities:
    Depreciation and Amortization                                 17,789              16,331
    Provision for loan losses                                     11,000               5,000
    (Increase) in accrued interest receivable                    (25,949)            (61,255)
    Decrease in other assets                                      18,157              22,964
    (Decrease) in advances from borrowers                        (38,224)            (25,174)
    (Decrease) in accrued income taxes
     and deferred income taxes                                    (3,941)            (74,904)
    (Decrease) increase in accrued interest payable               (7,346)             16,197
    Increase (decrease) in other accrued liabilities              33,096             (21,612)
                                                        -----------------   -----------------

         Total adjustments                                         4,582            (122,453)
                                                        -----------------   -----------------

         Net cash provided by  (used in) operating
          activities                                              61,529             (69,390)
                                                        -----------------   -----------------

Cash flows from investing activities:
  Net increase in loans receivable                            (1,341,661)         (1,119,707)
  Purchase of securities held to maturity                              -                   -
  Redemption of securities, held to maturity                      66,273             255,455
  Purchase of Federal Home Loan Bank Stock                       (15,600)                  -
  Proceeds from sale of securities available for sale                  -                   -
  Purchase of securities, available for sale net                       -          (4,500,000)
  Purchase of premises and equipment                              (5,438)            (59,051)
                                                        -----------------   -----------------

         Net cash used in investing activities                (1,296,426)         (5,423,303)
                                                        -----------------   -----------------
Cash flows from financing activities:
  Net increase  in deposits                                      782,742           2,418,064
  Increase in Federal Home Loan Bank borrowings                  471,726           1,000,000
                                                        -----------------   -----------------
         Net cash provided by financing
           activities                                          1,254,468           3,418,064
                                                        -----------------   -----------------
Net  (decrease) increase in cash and due from banks               19,571          (2,074,629)

Cash at beginning of period                                    1,883,104           3,928,077
                                                        -----------------   -----------------
Cash at end of period                                        $ 1,902,675         $ 1,853,448
                                                        =================   =================

Supplemental  disclosure:
  Cash paid during the period for:
    Interest                                                 $   498,037         $   301,884
                                                        =================   =================
    Income taxes                                             $    35,000         $   110,200
                                                        =================   =================

  Unrealized gain  (loss) on securities available
    for sale, net of deferred income taxes                     $ (47,457)           $ 21,167
                                                        =================   =================

                             FARNSWORTH BANCORP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 (unaudited) and
                   THE YEAR ENDED SEPTEMBER 30, 1999 (audited)

                                                                                                      NET UNREALIZED
                                                                                                       APPRECIATION
                                                                                                      (DEPRECIATION)
                                                         RETAINED       COMMON           COMMON       ON SECURITIES
                                           ADDITIONAL    EARNINGS        STOCK           STOCK          AVAILABLE
                                  COMMON    PAID IN    SUBSTANTIALLY   ACQUIRED        ACQUIRED BY      FOR SALE
                                  STOCK     CAPITAL     RESTRICTED      BY RSP            ESOP        NET OF TAXES       TOTAL
                                  -------- ----------- ---------------- ----------- ----------------  -------------  ------------

BALANCE AT SEPTEMBER 30, 1998     $ 37,985 $3,396,262      $ 2,227,363  $        -       $ (303,880)      $ 84,998   $ 5,442,728

NET INCOME FOR THE YEAR ENDED
 SEPTEMBER 30, 1999                      -          -          224,191           -                -              -       224,191
ACQUISITION OF COMMON STOCK                                                                                                    -
  BY RSP                                 -          -                -    (159,364)               -              -      (159,364)
CHANGE IN UNREALIZED
 APPRECIATION ON SECURITIES
 AVAILABLE FOR SALE, NET OF TAX          -          -                -           -                -       (220,392)     (220,392)
                                  -------- ----------- ---------------- ----------- ----------------  -------------  ------------

BALANCE AT SEPTEMBER 30, 1999       37,985  3,396,262        2,451,554    (159,364)        (303,880)      (135,394)    5,287,163


NET INCOME FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1999                 -          -           56,947           -                -              -        56,947
CHANGE IN UNREALIZED
 DEPRECIATION ON SECURITIES
 AVAILABLE FOR SALE, NET OF TAX          -          -                -           -                -        (47,457)      (47,457)
                                  -------- ----------- ---------------- ----------  ----------------  -------------  ------------

BALANCE AT DECEMBER 31, 1999      $ 37,985 $3,396,262      $ 2,508,501  $ (159,364)      $ (303,880)    $ (182,851)  $ 5,296,653
                                  ======== =========== ================ =========== ================  =============  ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of December 31,1999, the Consolidated
Statements of Income and Comprehensive Income for the three months ended December 31, 1999 and 1998, the Consolidated Statements of Cash Flows for the three months ended, December 31, 1999 and 1998 and the Consolidated Statement of Stockholders' Equity for the year ended September 30, 1999 and the three months ended December 31, 1999. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of results that may be expected for the entire year ending September 30, 2000, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1999 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

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

Nature of Operations
--------------------

The Company is a unitary savings and loan holding company. The Bank operates two branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals.

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

     Per share amounts for the quarters ended December 31, 1999 and 1998 have been calculated based on the net income for the entire year.


                                                       For the three months ended December 31
                                                       --------------------------------------
                                                 1999                                      1998
                                            --------------                             ------------
                                                Weighted       Per-                       Weighted        Per-
                                                Average        Share                      Average         Share
                                   Income        Shares        Amount       Income         Shares         Amount
                                   ------        ------        ------       ------         ------         ------
Net income available to Common
Shareholders                       $56,947       337,314       $ 0.17       $53,063       349,470        $ 0.15

ESOP Shares                                     (27,350)                                 (30,388)

RSP Shares                                      (15,194)

                                  $56,947        337,314         0.17       $53,063       349,470          0.15
                                  ========       =======         ====       =======       =======          ====

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Financial Condition

         Total assets increased $1.3 million or 2.3% to $57.3 million at December 31, 1999 from $56.0 million at September 30, 1999. The increase was primarily attributable to a $1.3 million increase in the Bank's loans receivable, net. The Bank's total liabilities increased $1.2 million or 2.4%, to $52.0 million at December 31, 1999 from $50.8 million at September 30, 1999. The increase was primarily attributable to a $783,000 increase in deposits and an increase in borrowings from the FHLB of $472,000.

         Stockholders' equity increased $10,000 to $5.297 million or 9.3% of total assets at December 31, 1999, as compared to $5.287 million or 9.4% of total assets at September 30, 1999. The increase in stockholders' equity is primarily attributable to net income of $57,000, offset by an increase in the unrealized depreciation on available for sale securities net of taxes of $47,000.

         Results of Operations

         Net Income. The Bank's net income increased $4,000 for the quarter ended December 31, 1999 to $57,000 from $53,000 for the quarter ended December 31, 1998. The increase in net income was attributable to an increase in the Bank's net interest income of $69,000 and an increase in non-interest income of $6,000, partially offset by an increase in non-interest expense of $71,000.

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

         Net interest income after provision for loan losses increased $64,000, or 16.8%, to $443,000 for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. The increase was primarily due to the growth in interest-earning assets to $55.0 million in 1999 from $43.3 million in 1998.

         Provision for Loan Losses. Provision for loan losses was $11,000 for the quarter ended December 31, 1999, as compared to $5,000 for the quarter ended December 31, 1998.

         Management believes the allowance for loan losses are at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.


         Non-Interest Income. Non-interest income increased $6,000 or 9.7% from $62,000 for the quarter ended December 31, 1998 to $68,000 for the same period in 1999. This increase in the Bank's non-interest income was due the recognition of miscellaneous income of $12,000 offset by a decrease in other fees of $6,000.

         Non-Interest Expense. Non-interest expense increased $71,000 or 21% from $353,000 for the quarter ended December 31, 1998 to $424,000 for the same period in 1999. The increase in the Bank's non-interest expense was due to a $27,000 increase in other non-interest expense and an increase of $41,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees.

         Income Tax Expense. Income tax expense decreased $5,000 from $36,000 in 1998 to $31,000 in 1999. This decrease in income tax expense is due to permanent differences.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 15.51 at December 31, 1999.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the quarter ended December 31, 1999 was $49,000, an increase of $118,000, as compared to the same period in 1998. The increase in 1999 was primarily due to a decrease in the accrued income tax and deferred income taxes of $71,000, and a increase in non-deposit liabilities of $52,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the quarter ended December 31, 1999, totaled $1.3 million, a decrease of $4.1 million. The decrease in cash was primarily attributable to funding net loan growth of $1.3 million in 1999 as compared to $1.1 in 1998 as well as investment purchases of $4.5 million in 1998. The decrease in cash was partially offset by redemption of securities of $66,000 in 1999 as compared to $255,000 in 1998.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the quarter ended December 31, 1999, totaled $1.3 million, a decrease of $2.1 million as compared to the quarter ended December 31, 1998.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 1999, with tangible, core and risk based capital ratios of 8.14%, 8.14% and 16.86%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

             (a)      Exhibits

              3(i)    Articles of Incorporation of Farnsworth Bancorp, Inc. *
              3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
             10.1     Employment Agreement with Gary N. Pelehaty *
             10.2     Employment Agreement with Charles Alessi *
             10.3     Severance Agreement with Elaine Denelsbeck *
             10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
             10.5     Peoples Savings Bank Restricted Stock Plan**
             27       Financial Data Schedule (electronic filing only)


         ---------------
          * Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1999.
          ** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).

          (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FARNSWORTH BANCORP, INC.



Date: February 8, 2000        By:/s/Gary N. Pelehaty
                                 -----------------------------------------
                                 Gary N. Pelehaty
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)
                                 (Duly Authorized Officer)



Date:  February 8, 2000       By:/s/Charles Alessi
                                 -----------------------------------------
                                 Charles Alessi
                                 Vice President, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)