Form 10QSB
period 2000-03-31
FARNSWORTH BANCORP INC
filed 2000-05-10
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB
                                   (Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2000
                                     --------------
                                       OR

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

                                      YES      X                NO
                                          ------------              ------

    Number of shares of Common Stock outstanding as of May 1, 2000:    379,858
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                                      YES                       NO    X
                                          ------------             ------


                                            Contents
                                            --------
                                                                                     Page(s)
                                                                                     -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.....................................................3

          Consolidated Statements of Financial Condition at March 31, 2000
          (unaudited) and September 30, 1999 (audited).................................3

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three  and six  months  ended  March  31,  2000  and  March  31,  1999
          (unaudited)..................................................................4

          Consolidated Statements of Cash Flows for the six months ended
          March 31, 2000 and March 31, 1999 (unaudited)................................5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................9


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................12

     Item 2.  Changes in Securities and Use of Proceeds...............................12

     Item 3.  Defaults upon Senior Securities.........................................12

     Item 4.  Submission of Matters to a Vote of Security Holders.....................12

     Item 5.  Other Information.......................................................12

     Item 6.  Exhibits and Reports on Form 8-K........................................13

     Signatures.......................................................................14


                          PART I. FINANCIAL INFORMATION
                     FARNSWORTH BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                       MARCH 31        SEPTEMBER 30,
                                                         2000               1999
                                                   ----------------  ----------------
ASSETS                                                (UNAUDITED)       (AUDITED)

Cash and due from banks                                $ 2,417,116       $ 1,883,104
Securities available for sale                            8,612,674         8,672,614
Securities held to maturity:
  Mortgage-backed                                        1,642,105         1,755,110
  Other                                                  2,270,140         2,267,216
Loans receivable, net                                   40,131,208        38,832,141
Real Estate Owned, net                                                        88,013
Accrued interest receivable                                422,337           423,706
Federal Home Loan Bank of New York stock
  at cost substantially restricted                         457,800           418,700
Deferred Income Taxes                                      123,393            99,359
Prepaid taxes                                                4,882                 -
Premises and equipment                                   1,578,346         1,516,252
Other assets                                                61,901            72,236
                                                   ----------------  ----------------

         Total assets                                 $ 57,721,902      $ 56,028,451
                                                   ================  ================


    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 42,794,807      $ 42,490,162
Borrowings from FHLB                                     9,155,801         7,712,940
Advances by borrowers for taxes and
  insurance                                                182,956           213,653
Accrued income taxes                                                          78,160
Accrued interest payable                                    94,898            97,119
Accounts payable and other accrued
  expenses                                                  61,711           149,254
                                                   ----------------  ----------------

         Total liabilities                              52,290,173        50,741,288
                                                   ----------------  ----------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and
  outstanding                                               37,985            37,985
Additional paid in capital                               3,396,262         3,396,262
Retained earnings substantially restricted               2,550,658         2,451,554
Unreleased common stock and related
 additional paid in capital acquired by
 employee stock ownership plan (ESOP)                     (250,695)         (303,880)
Unissued Restricted Stock Plan Shares                     (126,964)         (159,364)
Net unrealized depreciation on available
  for sale securities net of income taxes                 (175,517)         (135,394)
                                                   ----------------  ----------------

         Total stockholders' equity                      5,431,729         5,287,163
                                                   ----------------  ----------------

         Total liabilities and
          stockholders' equity                        $ 57,721,902      $ 56,028,451
                                                   ================  ================

                                      -3-

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                  THREE MONTHS ENDED                 SIX  MONTHS ENDED
                                                         MARCH 31                        MARCH 31
                                                2000            1999             2000            1999
                                            --------------  --------------  ---------------  --------------
Interest income:
  Loans receivable                              $ 754,194       $ 652,376       $1,502,365      $1,269,639
  Securities                                      197,753         120,923          388,594         217,331
  Federal funds sold                               12,788           6,526           26,149          33,221
                                            --------------  --------------  ---------------  --------------
        Total interest income                     964,735         779,825        1,917,108       1,520,191
                                            --------------  --------------  ---------------  --------------

Interest expense:
  Deposits                                        383,467         352,404          762,873         703,024
  Federal Home Loan Bank advances                 124,809          39,449          243,440          44,690
                                            --------------  --------------  ---------------  --------------
        Total interest expense                    508,276         391,853        1,006,313         747,714
                                            --------------  --------------  ---------------  --------------
Net interest income                               456,459         387,972          910,795         772,477

Provision for loan losses                           2,000           9,000           13,000          14,000
                                            --------------  --------------  ---------------  --------------

        Net interest income after
          provision for loan losses               454,459         378,972          897,795         758,477
                                            --------------  --------------  ---------------  --------------

Noninterest income:
  Fees and other service charges                   47,733          64,494          103,459         126,324
  Net Realized Gain on Available for
    Sale Securities                                                 1,484                            1,484
  Other Income ( Loss)                             (8,012)              -            4,454
                                            --------------  --------------  ---------------  --------------
        Total noninterest income                   39,721          65,978          107,913         127,808

Noninterest expense:
  Compensation and benefits                       206,506         184,928          409,559         347,250
  Occupancy and equipment                          72,802          78,265          133,622         141,396
  Federal insurance premiums and
    assessments                                     6,792           5,376           17,003          10,694
  Other                                           145,298         133,003          294,735         254,944
                                            --------------  --------------  ---------------  --------------
        Total noninterest expense                 431,398         401,572          854,919         754,284
                                            --------------  --------------  ---------------  --------------

Income before provision for income
  taxes                                            62,782          43,378          150,789         132,001
Provision for income taxes                         20,625          18,240           51,685          53,800
                                            --------------  --------------  ---------------  --------------
        Net income                                 42,157          25,138           99,104          78,201

Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                               7,334         (22,848)         (40,123)         (1,681)
  Reclassification adjustments for gains
    included in net income                                         (1,484)               -          (1,484)
                                            --------------  --------------  ---------------  --------------

Comprehensive Income                            $  49,491       $     806       $   58,981      $   75,036
                                            ==============  ==============  ===============  ==============

Net income per common share:
  Basic                                         $    0.12       $    0.07       $     0.29      $     0.22

Shares used in computing basic
  income per share                                337,314         349,470          337,314         349,470

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            SIX MONTHS ENDED MARCH 31

                                                                2000              1999
                                                       -----------------   -----------------
Cash flows from operating activities:
  Net income                                                $    99,104         $    78,201
                                                       -----------------   -----------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                36,729              33,557
    Provision for loan losses                                    13,000              14,000
    Net (gain) on sale of assets                                                     (1,484)
    Net loss on sale of real estate owned                         8,013
    Decrease (increase) in accrued interest receivable            1,369            (136,502)
    Decrease in other assets                                     10,335              12,079
   (Decrease) in advances from borrowers                        (30,697)            (22,049)
   (Decrease)  in accrued income taxes
     and deferred income taxes                                  (87,259)            (86,727)
   (Decrease) increase in accrued interest payable               (2,221)             47,301
   (Decrease) in other accrued liabilities                       (1,960)            (68,078)
                                                       -----------------   -----------------

         Total adjustments                                      (52,691)           (207,903)
                                                       -----------------   -----------------

         Net cash provided by  (used in) operating
          activities                                             46,413            (129,702)
                                                       -----------------   -----------------

Cash flows from investing activities:

  Net increase in loans receivable                           (1,312,067)         (4,814,023)
  Proceeds from sale of REO                                      80,000
  Redemption of securities, held to maturity                    113,005             895,685
  Purchase of Federal Home Loan Bank Stock                      (39,100)            (35,500)
  Proceeds from sale of securities available for sale                               492,344
  Purchase of securities, available for sale net                                 (6,497,140)
  Purchase of premises and equipment                           (101,745)           (109,970)
                                                       -----------------   -----------------

       Net cash used in investing
         activities                                          (1,259,907)        (10,068,604)
                                                       -----------------   -----------------


Cash flows from financing activities:
  Net increase  in deposits                                     304,645           3,691,108
  Increase in Federal Home Loan Bank Borrowings               1,442,861           3,000,000
                                                       -----------------   -----------------

         Net cash provided by financing
           activities                                         1,747,506           6,691,108
                                                       -----------------   -----------------

Net  (decrease) increase in cash and due from banks             534,012          (3,507,198)

Cash at beginning of period                                   1,883,104           3,928,077
                                                       -----------------   -----------------
Cash at end of period                                       $ 2,417,116         $   420,879
                                                       =================   =================

Supplemental  disclosure:
 Cash paid during the period for:
    Interest                                                $   508,276         $   700,413
                                                       =================   =================
    Income taxes                                            $   120,277         $    15,000
                                                       =================   =================

  Unrealized  (loss) on securities available
    for sale, net of deferred income taxes                  $   (40,123)        $    (3,165)
                                                       =================   =================


Non-Cash Items
  mortgage to finance sale of Real Estate Owned             $    64,000         $         -
                                                       =================   =================

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of March 31,2000, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999. The results of operations for the three and six months ended March 31, 2000, are not necessarily indicative of results that may be expected for the year ending September 30, 2000, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1999 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

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

Nature of Operations
--------------------
The Company is a unitary savings and loan holding company. The Bank operates three branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals.

New Branch
----------
In March of 2000 the Bank opened its third branch in the city of Mt. Laurel, New Jersey. The opening of this branch has added expenses in the current quarter, and the Bank is anticipating additional expenses in future quarters as well.

NOTE 2.  Net Income Per Common Share
         ---------------------------

         Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Company's Employee Stock Ownership Plan ("ESOP") and the restricted shares held by the Company's Restricted Stock Plan ("RSP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method.



                                                        For the three months ended March 31
                                                        -----------------------------------

                                                 2000                                      1999
                                               ---------                                ----------
                                                Weighted       Per-                       Weighted     Per-
                                                 Average       Share                      Average     Share
                                   Income        Shares        Amount         Income       Shares     Amount
                                   ------        ------        ------         ------      -------     ------


Net Income available to
  Common Shareholders             $42,157        379,858                      $25,138     379,858

  ESOP Shares                                    (27,350)                                 (30,388)

  RSP Shares                                     (15,194)

                                  $42,157        337,314       0.12           $25,138     349,470      0.07
                                  =======        =======       ====            ======     =======      ====


                                                       For the six months ended March 31
                                                       ---------------------------------

                                                 2000                                      1999
                                               ---------                                ----------
                                                Weighted       Per-                       Weighted     Per-
                                                 Average       Share                      Average     Share
                                   Income        Shares        Amount         Income       Shares     Amount
                                   ------        ------        ------         ------      -------     ------

Net Income available to
  Common Shareholders             $99,104        379,858                       78,201     379,858

  ESOP Shares                                    (27,350)                                 (30,388)

  RSP Shares                                     (15,194)

                                  $99,104        337,314       0.29           $78,201     349,470      0.22
                                  =======        =======       ====            ======     =======      ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements. Including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Financial Condition

         Total assets increased $1.7 million or 3.0% to $57.7 million at March 31, 2000 from $56.0 million at September 30, 1999. The increase was primarily attributable to a $1.3 million increase in loans receivable, net. Total liabilities increased $1.6 million or 3.0%, to $52.3 million at March 31, 2000 from $50.7 million at September 30, 1999. The increase was primarily attributable to a $ 1.4 million increase in borrowings from the FHLB.

         Stockholders' equity increased $145,000 to $5.4 million or 9.4% of total assets at March 31, 2000, as compared to $5.3 million or 9.4% of total assets at September 30, 1999. The increase in stockholders' equity is primarily attributable to net income of $99,000, and amortization of ESOP and Restricted Stock Plan shares of $86,000 offset by an increase in the unrealized depreciation on available for sale securities net of taxes of $40,000.

Results of Operations for the Three and Six Months Ended March 31, 2000 and March 31, 1999

         Net Income. The Bank's net income increased $17,000 for the quarter ended March 31, 2000 to $42,000 from $25,000 for the quarter ended March 31, 1999. The increase in net income was attributable to an increase in the Bank's net interest income of $68,000 offset by a decrease in non-interest income of $ 26,000 and an increase in non-interest expense of $30,000. Net income increased $21,000 for the six months ended March 31, 2000, to $99,000 from $78,000 for the same period in 1999.

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

         Net interest income after provision for loan losses increased $75,000, or 19.80%, to $454,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase was primarily due to the growth in interest-earning assets to $55.7 million at March 31, 2000 from $ 48.4 million at March 31, 1999. Net interest income after provisions for loan losses increased $139,000 for the six months ended March 31, 2000, to $898,000 from $758,000 for the same period in 1999.

         Provision for Loan Losses. Provision for loan losses was $2,000 for the quarter ended March 31, 2000, as compared to $9,000 for the quarter ended March 31, 1999. For the six months ended March 31, 2000, the provision for loan losses decreased by $1,000 to $13,000 as compared to $14,000 for the same period in 1999.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $26,000 or 40.0% from $ 66,000 for the quarter ended March 31, 1999 to $40,000 for the same period in 2000. This decrease in the Bank's non-interest income was due to the recognition of a miscellaneous loss of $8,000 and a decrease in other fees of $17,000 in 2000.

         Non-Interest Expense. Non-interest expense increased $30,000 or 7.5% from $401,000 for the quarter ended March 31, 1999 to $431,000 for the same period in 2000. The increase in the Bank's non-interest expense was attributable primarily to the opening of the Bank's new Mount Laurel branch office and was due to a $12,000 increase in other non-interest expense and an increase of $22,000 in the Bank's compensation and benefits. Expenses attributable to the Mount Laurel office will result in increased expenses in future periods as well. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees.

         Income Tax Expense. Income tax expense increased $3,000 from $18,000 for the quarter ended March 31, 1999 to $21,000 for the quarter ended March 31, 2000. This increase in income tax expense is due to additional income offset by permanent differences.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 14.59% at March 31, 2000.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2000 was $46,000, an increase of $176,000, as compared to the same period in 1999. The increase in 2000 was primarily due net income of $99,000 depreciation and amortization of $122,000 offset by a decrease in the accrued income tax and deferred income taxes of $87,000, and a increase in non-deposit liabilities of $87,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 2000, totaled $1.3 million, a decrease of $8.8 million. The decrease in cash was primarily attributable to funding net loan growth of $1.3 million in 2000 as compared to $4.8 in 1999 as well as investment purchases of $6.5 million in 1999. The decrease in cash was partially offset by redemption of securities of $113,000 in 2000 as compared to $896,000 in 1999.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2000, totaled $1.7 million, a decrease of $4.9 million as compared to the six months ended March 31, 1999.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 1999, with tangible, core and risk based capital ratios of 8.30%, 8.30 % and 17.23 %, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on January 25, 2000, and the following matters were voted on by stockholders:

         Proposal I: Election of Directors

                                                       FOR              WITHHELD
                                                     -------            --------
         Edgar N. Peppler                            267,403             21,900
         Gary N. Pelehaty                            286,803              2,500

         Proposal II: Ratification of the Farnsworth Bancorp, Inc. 1999 Stock Option Plan
         FOR             195,270
         AGAINST           7,833
         ABSTAIN           2,300

         Proposal III: Ratification of the Peoples Savings Bank Restricted Stock Plan
         FOR             121,327
         AGAINST           2,680
         ABSTAIN           1,200

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits
                  --------

                  27       Financial Data Schedule (electronic filing only)

         (b) No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FARNSWORTH BANCORP, INC.



Date: May 10, 2000         By:/s/Gary N. Pelehaty
                              -------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: May 10, 2000         By:/s/Charles Alessi
                              -----------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)