Form 10QSB
period 2000-08-04
FARNSWORTH BANCORP INC
filed 2000-08-07
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)
---
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    -------------

                                       OR

---
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



     For the transition period from            to
                                    ----------    ----------.

                           Commission File No. 0-24621

                            FARNSWORTH BANCORP, INC.
 -------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


        New Jersey                                    22-3591051
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation                                     Identification No.)
or Organization)

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

                            YES    X              NO
                                 --------            --------

   Number of shares of Common Stock outstanding as of August 1, 2000: 360,866
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                            YES                   NO    X
                                 --------            --------

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                                                 Page(s)
                                                                                               -------


Item 1.  Financial Statements.......................................................................3

          Consolidated  Statements  of  Financial  Condition  at June  30,  2000
          (unaudited) and September 30, 1999 (audited)..............................................3

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three and nine months ended June 30, 2000 (unaudited).....................................4

          Consolidated  Statements  of Cash Flows for the nine months ended June
          30, 2000 and 1999 (unaudited).............................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................................9


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.........................................................................12

Item 2.  Changes in Securities and Use of Proceeds.................................................12

Item 3.  Defaults upon Senior Securities...........................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.......................................12

Item 5.  Other Information.........................................................................13

Item 6.  Exhibits and Reports on Form 8-K..........................................................13

Signatures.........................................................................................13


                     FARNSWORTH BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      JUNE 30,     SEPTEMBER 30,
                                                       2000             1999
                                                   ------------    ------------
     ASSETS                                        (unaudited)     (audited)

Cash and due from banks                            $  2,217,760    $  1,883,104
Securities available for sale                         8,601,662       8,672,614
Securities held to maturity:
     Mortgage-backed                                  1,536,303       1,755,110
     Other                                            2,271,302       2,267,216
Loans receivable, net                                40,066,938      38,832,141
Real Estate Owned, net                                   48,207          88,013
Accrued interest receivable                             434,132         423,706
Federal Home Loan Bank of New York Stock
     at cost substantially restricted                   457,800         418,700
Deferred Income Taxes                                   130,388          99,359
Prepaid taxes                                             9,849               -
Premises and equipment                                1,603,810       1,516,252
Other Assets                                            344,487          72,236
                                                   ------------    ------------
     TOTAL ASSETS                                  $ 57,722,638    $ 56,028,451
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $ 43,748,688    $ 42,490,162
Borrowings from FHLB                                  8,126,842       7,712,940
Advances by borrowers for taxes and insurance           207,171         213,653
Accrued income taxes                                          -          78,160
Accrued interest payable                                116,502          97,119
Accounts payable and other accrued expenses              81,450         149,254
                                                   ------------    ------------
     TOTAL LIABILITIES                               52,280,653      50,741,288
                                                   ------------    ------------

Preferred stock $.10 par value, 1,000,000
Shares authorized; none issued and
     outstanding
Common stock $.10 par value, 5,000,000 shares
Authorized; 379,858 shares issued and
     outstanding                                         37,985          37,985
Additional paid in capital                            3,396,262       3,396,262
Retained earnings substantially restricted            2,552,942       2,451,554
Unreleased common stock and related
Additional paid in capital acquired by
Employee stock ownership plan (ESOP)                   (242,735)       (303,880)
Unissued Restricted Stock Plan Shares                  (118,864)       (159,364)
Net unrealized depreciation on available
For sale securities net of income taxes                (183,605)       (135,394)
                                                   ------------    ------------
TOTAL STOCKHOLDER'S EQUITY                            5,441,985       5,287,163
                                                   ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLER'S EQUITY                                $ 57,722,638    $ 56,028,451
                                                   ============    ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JUNE 30                       JUNE 30

                                                  2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Interest income:
Loans receivable                             $   762,577    $   691,600    $ 2,264,942    $ 1,961,239
Securities                                       200,156        171,434        588,750        388,765
Federal funds sold                                10,335         13,684         36,484         46,905
                                             -----------    -----------    -----------    -----------
Total interest income                            973,068        876,718      2,890,176      2,396,909
                                             -----------    -----------    -----------    -----------
Interest expense:
Deposits                                         397,464        365,302      1,160,337      1,068,326
Federal Home Loan Bank advances                  141,234         52,963        384,674         97,653
                                             -----------    -----------    -----------    -----------
Total interest expense                           538,698        418,265      1,545,011      1,165,979
                                             -----------    -----------    -----------    -----------
Net interest income                              434,370        458,453      1,345,165      1,230,930

Provision for loan losses                              -         17,000         13,000         31,000
                                             -----------    -----------    -----------    -----------
Net interest income after
Provision for loan losses                        434,370        441,453      1,332,165      1,199,930
                                             -----------    -----------    -----------    -----------
Non-interest income:
Fees and other service charges                    52,587         53,473        156,046        179,797
Net Realized Gain on Available for
Sale Securities                                        -          1,875              -          3,359
Other income (Loss)                               33,307              -         37,761              -
                                             -----------    -----------    -----------    -----------
Total non-interest income                         85,894         55,348        193,807        183,156
                                             -----------    -----------    -----------    -----------
Non-interest expense:
Compensation and benefits                        234,072        200,985        643,631        548,235
Occupancy and equipment                           89,220         74,018        222,842        215,414
Federal insurance premiums and assessments         7,008         10,561         24,011         21,255
Other                                            186,080        119,901        480,815        374,845
                                             -----------    -----------    -----------    -----------
Total non-interest expense                       516,380        405,465      1,371,299      1,159,749
                                             -----------    -----------    -----------    -----------
Income before provision for income
taxes                                              3,884         91,336        154,673        233,337
Provision for income taxes                         1,600         28,500         53,285         82,300
                                             -----------    -----------    -----------    -----------
Net income                                         2,284         62,836        101,388        141,037

Other Comprehensive Income, net of taxes
Unrealized Gain (Loss) on Securities
Available for Sale                                (8,088)      (154,178)       (48,211)      (170,722)
Reclassification adjustments for gains
Included in net income                                 -         (1,875)             -         (3,359)
                                             -----------    -----------    -----------    -----------
Comprehensive Income                         $    (5,804)   $   (93,217)   $    53,177    $   (33,044)
                                             ===========    ===========    ===========    ===========

Net income per common share:
Basic                                        $     0.007    $      0.18    $      0.30    $      0.41

Shares used in computing
Income per share                                 337,314        349,470        337,314        349,470


                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        NINE MONTHS ENDED JUNE 30
                                                           2000            1999
                                                      ------------    ------------
Cash flows from operating activities:
Net income                                            $    101,388    $    141,037
                                                      ------------    ------------
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization                               63,624          53,238
Provision for loan losses                                   13,000          31,000
Net (gain) on sale of assets                                     -          (3,359)
Net gain on sale of real estate owned                       25,295               -
(Increase) decrease in accrued interest receivable         (10,426)        118,225
(Increase) decrease in other assets                        (22,251)         20,311
(Decrease) in advances from borrowers                       (6,482)         (3,740)
(Decrease) in accrued income taxes
and deferred income taxes                                 (119,038)       (108,697)
Increase in accrued interest payable                        19,383          50,529
(Decrease) in other accrued liabilities                    (67,804)        (43,401)
                                                      ------------    ------------
Total adjustments                                         (104,699)       (122,344)
                                                      ------------    ------------
Net cash provided by (used in) operating activities         (3,311)         18,693
                                                      ------------    ------------
Cash flows from investing activities:

Net increase in loans receivable                        (1,442,986)     (6,310,668)
Purchase of securities held to maturity                          -        (503,574)
Proceeds from sale of REO                                  330,000               -
Redemption of securities, held to maturity                 218,807       1,042,165
Purchase of Federal Home Loan Bank Stock                   (39,100)        (35,500)
Proceeds from sale of securities available for sale              -       1,464,532
Purchase of securities, available for sale net                   -      (8,341,107)
Purchase of premises and equipment                        (151,182)       (127,298)
                                                      ------------    ------------
Net cash used in investing activities                   (1,084,461)    (12,811,450)
                                                      ------------    ------------
Cash flows from financing activities:
Net increase in deposits                                 1,258,526       5,786,257
Increase in Federal Home Loan Bank Borrowings              413,902       4,490,803
Purchase of treasury stock                                       -         (83,591)

Net cash provided by financing activities                1,672,428      10,193,469
                                                      ------------    ------------

Net increase (decrease) in cash and due from banks         334,656      (2,599,288)

Cash at beginning of period                              1,883,104       3,928,077
                                                      ------------    ------------
Cash at end of period                                 $  2,217,760    $  1,328,789
                                                      ============    ============
Supplemental disclosure:
Cash paid during the period for:
Interest                                              $  1,525,628    $  1,082,096
                                                      ============    ============
Income taxes                                          $    120,277    $     64,000
                                                      ============    ============
Unrealized loss on securities available
For sale, net of deferred income taxes                $    (48,211)   $   (170,722)
                                                      ============    ============
Non-Cash Items
Acquisition of real estate in settlement of loans     $    254,491    $     88,804
                                                      ============    ============
Mortgage to finance sale of Real Estate Owned         $    314,000    $          -
                                                      ============    ============


                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiary Peoples Savings Bank (the "Bank"). The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2000, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2000 and 1999. The Consolidated Statements of Cash Flows for the nine months ended, June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of results that may be expected for the entire year ending September 30, 2000, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 1999 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

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

Nature of Operations
--------------------

The Company is a unitary savings and loan holding company. The Bank operates three branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real-estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals.

New Branch
----------

In March of 2000 the bank opened its third branch in the city of Mt. Laurel New Jersey. The opening of this branch has added expenses in the current quarter and management anticipates additional expenses in future quarters as well.

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

For the three months ended June 30
----------------------------------

                                              2000                                                 1999
                                            ---------                                            ---------

                                            Weighted         Per-                                Weighted    Per-
                                            Average          Share                                Average    Share
                           Income           Shares           Amount               Income          Shares     Amount
                           ------           ------           ------               ------          ------     ------
Net income available to
Common Shareholders        $ 2,284           379,858                            $ 62,836          379,858

ESOP Shares                                  (27,350)                                             (30,388)

RSP Shares                                   (13,074)
                           -------           -------          ------            --------          -------    ------
                           $ 2,284           339,434          $0.007            $ 62,836          349,470    $ 0.18
                           =======           =======          ======            ========          =======    ======


For the nine months ended June 30
---------------------------------


                                               2000                                               1999
                                            ----------                                          ---------

                                             Weighted         Per-                               Weighted    Per-
                                             Average          Share                              Average     Share
                           Income            Shares           Amount             Income           Shares     Amount
                           ------            ------           ------             ------           ------     ------
Net income available to
Common Shareholders        $ 101,388         379,858                            $ 141,037         379,858

ESOP Shares                                  (27,350)                                             (30,388)

RSP Shares                                   (13,074)
                           ---------         -------          ------            ---------         -------     -----
                           $ 101,388         339,434          $ 0.30            $ 141,037         349,470     $0.41
                           =========         =======          ======            =========         =======     =====

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Total assets increased $1.7 million or 3.0% to $57.7 million at June 30, 2000 from $56.0 million at September 30, 1999. The increase was primarily attributable to a $1.2 million increase in the Bank's loans receivable, net. The Bank's total liabilities increased $1.5 million or 3.0%, to $52.2 million at June 30, 2000 from $50.7 million at September 30, 1999. The increase was primarily attributable to a $1.3 million increase in deposits.

         Stockholder' equity increased $155,000 to $5.44 million or 9.4% of total assets at June 30, 2000, as compared to $5.2 million or 9.3% of total assets at September 30, 1999. The increase in stockholders' equity is primarily attributable to net income of $104,000, and amortization of ESOP and Restricted Stock Plan shares of $102,000 offset by an increase in the unrealized depreciation on available for sale securities net of taxes of $48,000.

Results of Operations

         Net Income. The Bank's net income decreased $61,000 for the quarter ended June 30, 2000 to $2,000 from $63,000 for the quarter ended June 30, 1999. The decrease in net income was attributable to an increase in the Bank's non-interest expenses of $113,000 offset by an increase in non-interest income of $31,000. The increase in other non-interest expenses was mostly due to expenses associated with the opening of the new branch office located in Mt. Laurel, New Jersey. Net income for the nine months ended June 30, 2000 was $104,000 compared to $141,000 for the same period in 1999.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank received on its interest earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses decreased $7,000, or .7%, to $434,000 for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The decrease was primarily due to the increase in the cost of funds. Net interest income after provisions for loan losses was $1.3 million for the nine months ended June 30, 2000 compared to $1.2 million for the same period in 1999.

         Provision for Loan Losses. Provision for loan losses was $13,000 for the nine months ended June 30, 2000, as compared to $31,000 for the nine months ended June 30, 1999. For the quarter ended June 30, 2000 no additional provisions were deemed necessary.

         Management believes the allowance for loan losses are at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $31,000 or 56.0% from $55,000 for the quarter ended June 30, 1999 to $86,000 for the same period in 2000. This increase in the Bank's non-interest income was due to a gain on sale of Real Estate Owned of $33,000. Non-interest for the nine months ended June 30, 2000 was $194,000 as compared to $183,000 for the same period in 1999.

         Non-Interest Expense. Non-interest expense increased $111,000 or 27.0% from approximately $405,000 for the quarter ended June 30, 1999 to $516,000 for the same period in 2000. The increase in the Bank's non-interest expense was primarily due to a $66,000 increase in other non-interest expense and an increase of $33,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees. The increase in these expenses was mostly due to the opening of the new branch office located in Mt. Laurel. Non-interest expenses for the nine months ended June 30, 2000 were $1.4 million compared to $1.2 million for the same period in 1999.

         Income Tax Expense. Income tax expense decreased $27,000 from $29,000 for the quarter ended June 30, 1999 to $1,600 for the same period in 2000. This decrease in income tax expense is due to the decrease in income.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 15.3% at June 30, 2000.

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

         Net cash used by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2000 was $107,000, a decrease of $15,000, as compared to the same period in 1999. The decrease in 2000 was primarily due to an increase in other accrued liabilities of $27,000 offset by net income of $101,000, depreciation of $63,000 and a decrease in accrued interest receivable of $128,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2000, totaled $1.1 million compared to $12.8 million for the same period in 1999. The difference is attributable to an increase in net loans receivable of $6.3 million in 1999 compared to $1.4 million in 2000 and purchases of securities of $8.3 million in 1999 compared to no purchases in 2000.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2000, totaled $1.7 million, a decrease of $8.5 million as compared to the nine months ended June 30, 1999.

         The decrease in attributable to a net increase in deposits of $5.7 million in 1999 versus $1.3 million in 2000 and borrowings of $4.4 million in 1999 versus $414,000 in 2000.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 30, 1999, with tangible, core and risk based capital ratios of 8.35%, 8.35% and 17.27% respectively.

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

         None.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  27       Financial Data Schedule (electronic filing only)

         (b) Current Reports on Form 8-K filed during the quarter ended June 30, 2000:

                  The registrant filed a Current Report on Form 8-K dated May 16, 2000 (Items 5 and 7) to announce its intention to repurchase 5%, or 18,992, shares of its outstanding common stock in the open market. Subsequent to the quarter ended June 30, 2000, the registrant filed a Current Report on Form 8-K dated July 20, 2000 to report the completion of the repurchase of 18,992 shares of common stock.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FARNSWORTH BANCORP, INC.



Date: August 3, 2000               By:/s/Gary N. Pelehaty
                                      ------------------------------------------
                                      Gary N. Pelehaty
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: August 3, 2000               By:/s/Charles Alessi
                                      ------------------------------------------
                                      Charles Alessi
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)