Form 10KSB40
period 2000-09-30
FARNSWORTH BANCORP INC
filed 2000-12-28
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the fiscal year ended   September 30, 2000
                                           ------------------

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .
                               ------------    ------------

                           Commission File No. 0-24621
                            Farnsworth Bancorp, Inc.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   New Jersey                                22-3591051
---------------------------------------------             -----------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
               or Organization)                          Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                  08505
---------------------------------------------             ----------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:            (609) 298-0723
                                                          ----------------

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
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $4,135,843.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 19, 2000, was $2.96 million.

         As of December 19, 2000, there were issued and outstanding 360,866 shares of the issuer's Common Stock.

         Transitional Small Business Disclosure Format (check one):  YES   NO X
                                                                        --   --

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000. (Part II)
2. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Description of Business
--------------------------------

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

         The Bank, originally founded in 1880, is a federally chartered stock savings bank headquartered in Bordentown, New Jersey. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision
("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:


                                                  At September 30,
                                  ----------------------------------------------
                                        2000                        1999
                                  -----------------         -------------------
                                      $          %             $            %
                                  -------     -----         -------      ------
                                               (Dollars in thousands)
Type of Loans:
-------------
  Residential.................... $27,305      67.2%        $27,443       68.6%
  Construction...................     861       2.1           1,886        4.7
  Commercial real estate.........   4,004       9.9           3,743        9.4
  Commercial Business............      71       0.2             271        0.7
  Consumer loans:
    Home equity..................   7,897      19.4           6,261       15.6
    Savings account loans........     161       0.4             172        0.4
    Automobile loans ............      56       0.1              50        0.1
    Other........................     254       0.7             205        0.5
                                  -------     -----         -------      -----
                                   40,609     100.0%         40,031      100.0%
                                  -------     =====         -------      =====
Less:
  Loans in process...............     377                       830
  Deferred loan origination fees
         and costs...............     196                       193
  Allowance for loan losses......     186                       176
                                  -------                   -------
Total loans, net................. $39,850                   $38,832
                                  =======                   =======

         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments.

Prepayments and scheduled principal repayments on loans totaled $7.4 million for the year ended September 30, 2000. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                              Due      Due after
                            within     1 through   Due after
                            1 year      5 years     5 years     Total
                            ------      -------     -------     -----
                                          (In thousands)

1-4 family mortgage......   $1,470      $5,966      $19,071    $26,507
Construction.............      861          --           --        861
Commercial real estate...       --       1,069        3,733      4,802
Commercial business......       20          51           --         71
Consumer.................      844         294        7,230      8,368
                            ------      ------      -------    -------
     Total...............   $3,195      $7,380      $30,034    $40,609
                            ======      ======      =======    =======


         The following table sets forth the dollar amount of all loans due after September 30, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                    Floating or
                                   Fixed Rates    Adjustable Rates    Total
                                   -----------    ----------------    -----
                                                  (In thousands)
Residential...................       $24,647           $390          $25,037
Construction..................            --             --               --
Commercial real estate........         4,622            180            4,802
Commercial business...........            51             --               51
Consumer......................         7,118            406            7,524
                                     -------            ---          -------
    Total.....................       $36,438           $976          $37,414
                                     =======           ====           ======

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2000, the Bank had $546,000 in ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans generally do not exceed $500,000, although they may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $807,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

         Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. For commercial real estate these risks can be significantly affected by supply and demand conditions in the market for office retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Bank and generally limits the loan to value ratio to 75%.

         Construction Loans. The Bank makes residential construction loans/permanent loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. The Bank also makes commercial construction loans to local businesses.

         Interest payments only are required during construction and these are paid from the borrower's own funds. These loans are made at 1% to 2% above prime and have terms of up to 12 months. The maximum loan-to-value ratio is 75% of the appraised value of the completed project. Upon completion of construction the loan converts to a permanent loan and regular principal and interest payments commence. The Bank does not finance any speculative projects.

         Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

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

         Loan  Commitments.   At  September  30,  2000,   commitments  to  cover
originations of mortgage loans totaled $488,000. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was approximately $807,000 at September 30, 2000. At September 30, 2000, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $292,000 and $670,000.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2000, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $10,097.

                                                                                  At September 30,
                                                                                -----------------------
                                                                                 2000            1999
                                                                                -------         -------
                                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units..........................         $   125         $   404
All other mortgage loans...............................................               8              --
                                                                                -------         -------
Total..................................................................         $   133         $   404
                                                                                =======         =======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units..........................         $    87         $   120
Total..................................................................              87             120
Total non-accrual and accrual loans....................................             220             524
Real estate owned......................................................              --              88
Total nonperforming assets.............................................             220             612
Total non-accrual and accrual loans to net loans.......................            0.55%           1.35%
Total non-accrual and accrual loans to total assets....................            0.38%           0.94%
Total non performing assets to total assets............................            0.38%           1.09%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2000, the Bank had $220,000 of loans classified as special mention. No loans were classified as substandard, doubtful or as loss at September 30, 2000.

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

                                                               At September 30,
                                         ---------------------------------------------------------
                                                    2000                               1999
                                         ------------------------------  -------------------------
                                                         Percent of                   Percent of
                                                        Allowance in                  Allowance in
                                                       Each Category                 Each Category
                                                          to Total                     to Total
                                         Amount          Allowance       Amount       Allowance
                                         ------          ---------       ------       ---------
                                                           (Dollars in thousands)
Residential.........................      $118            63.44%          $110            62.50%
Commercial real estate..............        17             9.14             17             9.66
Commercial Business.................        41            22.04             41            23.29
Consumer ...........................        10             5.38              8             4.55
                                          ----           ------           ----           ------
    Total allowance for
      loan losses...................      $186           100.00%          $176           100.00%
                                          ====           ======           ====           ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                             At September 30,
                                                                          ------------------------
                                                                           2000             1999
                                                                          ------           ------
                                                                          (Dollars in thousands)
Total loans outstanding (1)...................................            $40,233          $39,201
                                                                          =======          =======
Average loans outstanding(1)..................................            $39,951          $35,122
                                                                          =======          =======

Allowance balances (at beginning of period)...................               $176             $135
Provision:
 Residential..................................................                  8               26
 Commercial real estate.......................................                 --               13
 Commercial Business..........................................                 --               --
 Consumer.....................................................                  2                7
Net recoveries (charge offs)..................................                 --               (5)
                                                                             ----             ----
Allowance balance (at end of period)..........................               $186             $176
                                                                             ====             ====
Allowance for loan losses as a percent of
  total loans outstanding.....................................                .46%             .45%
Net loans charged off as a percent of average
  loans outstanding...........................................                  0%             .01%

------------
(1) Excludes allowance for loan losses and deferred loan origination fees and costs.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include the FHLMC, the Government National Mortgage Association ("GNMA") and FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000, which is filed as Exhibit 13 to this Form 10-KSB.

                                                                     At September 30,
                                                                  -----------------------
                                                                   2000            1999
                                                                  -------         -------
                                                                       (In thousands)
Investments securities held-to-maturity:
  U.S. agency securities..................................        $ 2,174         $ 2,168
  State and local government..............................             99              99
                                                                  -------         -------
     Total investment securities held-to-maturity.........          2,273           2,267

Investment securities available-for-sale:
  FHLMC stock.............................................            146             141
  Corporate bonds.........................................            386             391
  U.S. agency securities..................................          8,228           8,141
                                                                  -------         -------
      Total investment securities available-for-sale......          8,760           8,673

Interest-bearing deposits.................................          2,903           1,347
FHLB stock................................................            458             419
Mortgage-backed securities held-to-maturity...............          1,468           1,755
                                                                  -------         -------
      Total investments...................................          4,829           3,521
                                                                  -------         -------
                                                                  $15,862         $14,461
                                                                  =======         =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                More than             Total
                                 One Year or Less    One to Five Years  Five to Ten Years       Ten Years     Investment Securities
                               --------------------  -----------------  ------------------- ----------------  ----------------------
                                          Weighted            Weighted             Weighted         Weighted         Weighted
                               Carrying   Average    Carrying Average   Carrying   Average Carrying Average Carrying Average Market
                                Value      Yield      Value    Yield      Value     Yield   Value   Yield    Value   Yield   Value
                                -----      -----      -----    -----      -----    -----    -----   -----    -----   -----   -----
                                                                       (Dollars in thousands)

U.S. agency securities -
   Held to Maturity............ $   --       --%      $1,977     4.88%   $  197     2.68%     --       --% $ 2,174   4.68% $ 2,021
State and local government -
   Held to Maturity............     --       --           --       --        --       --      99     6.04       99    6.04      108
U.S. agency securities -
   Available-for-Sale..........     --       --        4,391     5.84     2,940     6.77     897     5.52    8,228    6.14    8,228
Corporate bonds -
  Available-for-Sale...........     --       --           --       --        --       --     386     7.01      386    7.01      386

FHLMC stock....................    146     1.22           --       --        --       --      --       --      146    1.22      146
Interest-bearing deposits......  2,903     6.01           --       --        --       --      --       --    2,903    6.01    2,903
FHLB stock.....................     --       --           --       --        --       --     458     8.01      458    8.01      458
Mortgage-backed securities.....     --       --          144     6.63        --       --   1,324     6.40    1,468    4.95   1 ,443
                                ------     ----       ------     ----    ------     ----  ------     ----  -------    ----  -------
  Total investments............ $3,049     5.78%      $6,512     5.57%   $3,137     6.51% $3,164     6.45% $15,862    5.97% $15,693
                                 =====     ====       ======     ====    ======     ====  ======     ====  =======    ====  =======

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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.


                                               Certificates
         Maturity Period                        of Deposit
         ---------------                        ----------
                                              (In thousands)

         Within three months...............        $1,999
         Three through six months..........            --
         Six through twelve months.........         1,385
         Over twelve months................           356


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


                                                           During the Year Ended
                                                               September 30,
                                                            --------------------
                                                             2000          1999
                                                             ----          ----
                                                          (Dollars in thousands)

Balance at period end................................       $5,750        $6,368
Average balance outstanding during the period........        6,663         3,962
Maximum amount outstanding
     at any month-end during the period..............        7,750         7,972
Weighted average interest rate during the period.....        5.79%         5.48%

Subsidiary Activity

         In addition to the Bank, the Company has one subsidiary, Peoples Financial Services, Inc., a New Jersey corporation which was incorporated on November 27, 2000. Peoples Financial Services, Inc. was organized for the purpose of providing securities brokerage and investment advisory services and products to customers of the Bank and the general public. Peoples Financial Services, Inc. has entered into a networking agreement with a third party, which began offering such products and services from the Bank's main and branch offices in December 2000.

Personnel

         At September 30, 2000 the Bank had 20 full-time employees and 1 part-time employee. None of the Bank's employees are represented by a collective bargaining group.

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

         Financial Modernization. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"), which repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. However, the GLB Act grandfathers from this provision companies that were already unitary savings and loan holding companies before May 4, 1999 or that result from an internal reorganization of such preexisting unitary holding companies. Since the Company was a unitary savings and loan holding company before May 4, 1999, it qualifies as a grandfathered unitary savings and loan holding company. Grandfathered unitary savings and loan holding companies have no restrictions on their activities at the holding company level. However, non-grandfathered unitary savings and loan holding companies may engage only in activities authorized for savings and loan holding companies under the Home Owners' Loan Act and in banking, securities, insurance and merchant banking activities permitted for financial holding companies under the GLB Act.

         The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

         The GLB Act also enacts significant changes to the Federal Home Loan Bank System. The GLB Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. In addition, the GLB Act makes membership in a regional Federal Home Loan Bank voluntary for federal savings associations.

         Activities Restrictions. As a grandfathered unitary savings and loan holding company under the GLB Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners' Loan Act applicable to multiple holding companies. See "Regulation of the Bank -- Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2000.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institutions is prohibited from making a capital distribution if, after making the distribution the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2000, the Bank was in compliance with its QTL requirement.

         Federal Reserve. The Federal Reserve requires all depository institutions to maintain noninterest- bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and two branch offices.



                                                      Leased or
                Location                                Owned
                --------                                -----

            MAIN OFFICE:
            Bordentown, New Jersey                      Owned

            BRANCH OFFICES:
            Florence, New Jersey                        Owned
            Mount Laurel, New Jersey                    Owned

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
------------------------------------------------------------------

(a) The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report"), is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

         (a)      The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30, 2000 and 1999
         Consolidated Statements of Income and Comprehensive Income for the Years Ended
                  September 30, 2000 and 1999
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                  September 30, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999
         Notes to Consolidated Financial Statements

         2.       Schedules omitted as they are not applicable.

         3.       The following exhibits are included in this Report or incorporated herein by reference:

         (a)      List of Exhibits:

          3(i)    Articles of Incorporation of Farnsworth Bancorp, Inc. *
          3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
         10.1     Employment Agreement with Gary N. Pelehaty *
         10.2     Employment Agreement with Charles Alessi *
         10.3     Severance Agreement with Elaine Denelsbeck *
         10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
         10.5     Peoples Savings Bank Restricted Stock Plan**
         13       Annual Report to Stockholders for the fiscal year ended September 30, 2000
         21       Subsidiaries of the Registrant
         23       Consent of Kronick Kalada Berdy & Co.
         27       Financial Data Schedule (electronic filing only)


          ------------------
          * Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.
          ** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).

         (b) During the quarter ended September 30, 2000, the Registrant filed a Current Report on Form 8-K to report the completion of the repurchase of 5%, or 18,992 shares, of its outstanding common stock in the open market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 28, 2000.

                                       FARNSWORTH BANCORP, INC.


                                       By: /s/ Gary N. Pelehaty
                                           -------------------------------------
                                           Gary  N. Pelehaty
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 28, 2000.


/s/ Gary N. Pelehaty                              /s/ Charles Alessi
-----------------------------------------         -----------------------------------------------------
Gary N. Pelehaty                                  Charles Alessi
President and Chief Executive Officer             Vice President, Secretary and Treasurer
(Principal Executive Officer)                     (Principal Accounting and Financial Officer)


/s/ Herman Gutstein                               /s/ George G. Aaronson, Jr.
-----------------------------------------         -----------------------------------------------------
Herman Gutstein                                   George G. Aaronson, Jr.
Chairman of the Board                             Director



/s/ G. Edward Koenig, Jr.                         /s/ Edgar N. Peppler
-----------------------------------------         -----------------------------------------------------
G. Edward Koenig, Jr.                             Edgar N. Peppler
Director                                          Director


/s/William H. Wainwright, Jr.                     /s/Charles E. Adams
-----------------------------------------         -----------------------------------------------------
William H. Wainwright, Jr.                        Charles E. Adams
Director                                          Director