Form 10QSB
period 2000-12-31
FARNSWORTH BANCORP INC
filed 2001-02-07
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000
                                                 -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________to__________.

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


New Jersey                                                   22-3591051        .
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


                                (609) 298-0723 .
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X   .          NO
                                 --------             ---------

  Number of shares of Common Stock outstanding as of January 23, 2001: 360,866
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                             YES         .         NO    X   .
                                 ---------            --------

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                  Page(s)
                                                                                -------


Item 1.  Financial Statements........................................................3

         Consolidated  Statements  of  Financial  Condition at December 31, 2000
         (unaudited) and September 30, 2000 (audited)................................3

         Consolidated  Statements  of Income  and  Comprehensive  Income for the
         three months ended December 31, 2000, and 1999 (unaudited)..................4

         Consolidated  Statements  of Cash  Flows  for the  three  months  ended
         December 31, 2000 and 1999 (unaudited)......................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................8


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..........................................................11

Item 2.  Changes in Securities and Use of Proceeds..................................11

Item 3.  Defaults upon Senior Securities............................................11

Item 4.  Submission of Matters to a Vote of Security Holders........................11

Item 5.  Other Information..........................................................11

Item 6.  Exhibits and Reports on Form 8-K...........................................11

Signatures..........................................................................12

                             FARNSWORTH BANCORP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 DECEMBER 31    SEPTEMBER 30,
                                                                    2000           2000
                                                                ------------    -------------
    ASSETS                                                           (UNAUDITED)     (AUDITED)
Cash and due from banks                                         $  2,763,137    $  3,163,345
Securities available for sale                                      9,219,695       8,760,132
Securities held to maturity:
  Mortgage-backed                                                  1,418,704       1,468,438
  Other                                                                    -       2,273,068
Loans receivable, net                                             41,048,287      39,850,070
Real Estate Owned, net                                                73,841               -
Accrued interest receivable                                          376,249         419,459
Federal Home Loan Bank of New York stock
  at cost substantially restricted                                   457,800         457,800
Deferred Income Taxes                                                 22,793          66,611
Premises and equipment                                             1,563,695       1,575,974
Other assets                                                          59,159          60,594
                                                                ------------    ------------
         Total assets                                           $ 57,003,360    $ 58,095,491
                                                                ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $ 44,794,116    $ 44,734,635
Borrowings from FHLB                                               6,317,291       7,597,286
Advances by borrowers for taxes and insurance                        202,943         212,302
Accrued income taxes                                                  10,969             469
Accrued interest payable                                              91,081          72,492
Accounts payable and other accrued expenses                           89,088          97,298
                                                                ------------    ------------
         Total liabilities                                        51,505,488      52,714,482
                                                                ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued and
  outstanding                                                         37,985          37,985
Additional paid in capital                                         3,396,262       3,396,262
Retained earnings substantially restricted                         2,581,480       2,575,605
Treasury Stock                                                      (185,172)       (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                               (227,563)       (235,154)
Unissued Restricted Stock Plan Shares                               (122,184)       (127,764)
Accumulated other comprehensive income, unrealized
  depreciation on available for sale securities, net of taxes         17,064         (80,753)
                                                                ------------    ------------
         Total stockholders' equity                                5,497,872       5,381,009
                                                                ------------    ------------
         Total liabilities and
          stockholders' equity                                  $ 57,003,360    $ 58,095,491
                                                                ============    ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                             THREE MONTHS ENDED
                                                DECEMBER 31
                                              2000         1999
                                           ---------    ---------
Interest income:
  Loans receivable                         $ 778,037    $ 748,171
  Securities                                 185,529      190,841
  Federal funds sold                          13,813       13,361
                                           ---------    ---------
        Total interest income                977,379      952,373

Interest expense:
  Deposits                                   441,314      379,406
  Federal Home Loan Bank advances            112,799      118,631
                                           ---------    ---------
        Total interest expense               554,113      498,037
                                           ---------    ---------
Net interest income                          423,266      454,336

Provision for loan losses                      3,000       11,000
                                           ---------    ---------
        Net interest income after
          provision for loan losses          420,266      443,336
                                           ---------    ---------
Noninterest income:
  Fees and other service charges              62,571       55,726
  Other Income                                 7,000       12,466
                                           ---------    ---------
        Total noninterest income              69,571       68,192

Noninterest expense:
  Compensation and benefits                  224,914      203,053
  Occupancy and equipment                     74,263       60,820
  Federal insurance premiums and
    assessments                                2,186       10,211
  Other                                      178,639      149,437
                                           ---------    ---------
        Total noninterest expense            480,002      423,521
                                           ---------    ---------
Income before provision for income
  taxes                                        9,835       88,007
Provision for income taxes                     3,960       31,060
                                           ---------    ---------
       Net income                              5,875       56,947

Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                         17,064      (47,457)
Realized Gain on Securities
   Available for Sale                         (7,000)
                                           ---------    ---------
Comprehensive Income                       $  15,939    $   9,490
                                           =========    =========
Net income per common share:
  Basic                                    $    0.02    $    0.17

Shares used in computing basic
  income per share                           322,420      337,314

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             THREE MONTHS ENDED DECEMBER 31
                                                                  2000            1999
                                                               -----------   ------------
Cash flows from operating activities:
  Net income                                                   $     5,875    $    56,947
                                                               -----------    -----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and Amortization                                   24,889         17,789
    Provision for loan losses                                        3,000         11,000
    Decrease (Increase) in accrued interest receivable              43,210        (25,949)
    Decrease in other assets                                         1,435         18,157
    (Decrease) in advances from borrowers                           (9,359)       (38,224)
    Increase in accrued income taxes
     and deferred income taxes                                       8,739         (3,941)
   (Decrease) Increase in accrued interest payable                  18,589         (7,346)
   Increase (Decrease) in other accrued liabilities                 (8,210)        33,096
                                                               -----------    -----------
         Total adjustments                                          82,293          4,582
                                                               -----------    -----------
         Net cash provided by operating activities                  88,168         61,529
                                                               -----------    -----------
Cash flows from investing activities:

  Net increase in loans receivable                              (1,275,058)    (1,341,661)
  Purchase of securities available for sale                       (956,250)             -
  Redemption of securities, held to maturity                        49,493         66,273
  Purchase of Federal Home Loan Bank Stock                               -        (15,600)
  Proceeds from sale of securities available for sale            1,926,563
  Redemption of securities, available for sale net               1,000,000              -
  Purchase of premises and equipment                               (12,610)        (5,438)
                                                               -----------    -----------
         Net cash provided by (used) in investing activities       732,138     (1,296,426)
                                                               -----------    -----------
Cash flows from financing activities:
  Net increase  in Deposits                                         59,481        782,742
 (Decrease) Increase in FHLB Borrowings                         (1,279,995)       471,726
                                                               -----------    -----------
         Net cash (uded in) provided by financing
           activities                                           (1,220,514)     1,254,468
                                                               -----------    -----------
Net  (decrease) increase in cash and due from banks               (400,208)        19,571

Cash at beginning of period                                      3,163,345      1,883,104
                                                               -----------    -----------
Cash at end of period                                          $ 2,763,137    $ 1,902,675
                                                               ===========    ===========
Supplemental  disclosure:
  Cash paid during the period for:
    Interest                                                   $   535,524    $   498,037
                                                               ===========    ===========
    Income taxes                                               $         -    $    35,000
                                                               ===========    ===========
Non-Cash items
  Unrealized gain  (Loss) on securities available
    for sale, net of deferred income taxes                     $    17,064    $   (47,457)
                                                               ===========    ===========
 Investment securities transferred from held to maturity
  to available for sale                                        $ 2,273,966    $         -
                                                               ===========    ===========
 Acquisition of real estate in settlement of loans             $    73,841    $         -
                                                               ===========    ===========

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2000, the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended, December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of results that may be expected for the entire year ending September 30, 2001, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2000 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

Nature of Operations
--------------------

The Company is a unitary savings and loan holding company. The Bank operates three branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real-estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals. In December 2000, the Company began offering brokerage advisory services and insurance services to the general public through Peoples Financial Services Inc. a subsidiary organized for the sale of mutual funds and insurance through a third party networking agreement.

New Branch
----------

In March of 2000 the Bank opened its third branch in the city of Mt. Laurel, New Jersey. The opening of this branch has added expenses in the previous quarters as well as in the current quarter. Management is pleased with the progress of the branch to date and has instituted an aggressive advertising campaign in an effort to capture a bigger market share.


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

                                         For the three months ended December 31
                           -------------------------------------------------------------------
                                           2000     .                       1999     .
                           -------------------------------   ---------------------------------
                                      Weighted      Per-                  Weighted     Per-
                                      Average       Share                 Average      Share
                           Income     Shares        Amount   Income       Shares       Amount
                           ------     ------        ------   ------       ------       ------
Net income available to
Common Shareholders        $ 5,875     360,866               $56,947      379,858

ESOP Shares                            (24,312)                           (27,350)

RSP Shares                             (14,134)                           (15,194)
                           -------     -------      ------   -------      -------      -----
                           $ 5,875     322,420      $ 0.02   $56,947      337,314      $0.17
                           =======     =======      ======   =======      =======      =====



NOTE 3.  Investments
         -----------

         In fiscal year 2001, the Bank adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance FASB 133, the Bank transferred a portion of its held-to-maturity portfolio to available-for-sale. The unrealized gain or loss on the held-to-maturity investments that were transferred to available-for-sale is reported in accumulated other comprehensive income consistent with the requirements of Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets decreased $1.1 million or 1.9% to $57.0 million at December 31, 2000 from $58.1 million at September 30, 2000. The decrease was primarily attributable to a $2.3 million decrease in the Bank's cash and investment securities partially offset by an increase in loans receivable of $1.2 million, net. The Bank's total liabilities decreased $1.2 million or 2.3%, to $51.5 million at December 31, 2000 from $52.7 million at September 30, 2000. The decrease was primarily attributable to a $1.3 million decrease in borrowings.

         Stockholder' equity increased $117,000 to $5.5 million or 9.6% of total assets at December 31, 2000, as compared to $5.4 million or 9.3% of total assets at September 30, 2000. The increase in stockholders' equity is primarily attributable to amortization of ESOP and Restricted Stock Plan shares of $13,000 and a change in the unrealized depreciation on available for sale securities net of taxes of $98,000, as well as net income of $6,000.


Results of Operations


         Net Income. The Bank's net income decreased $51,000 for the quarter ended December 31, 2000 to $6,000 from $57,000 for the quarter ended December 31, 1999. The decrease in net income was attributable to an increase in the Bank's non-interest expenses of $56,000, a decrease in interest income after provisions for loan losses of $23,000, partially offset by a decrease in provision for income taxes of $27,000. The increase in other non-interest expenses was mostly due to expenses associated with the opening of the new branch office located in Mt. Laurel, New Jersey.

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

         Net interest income after provision for loan losses decreased $23,000, or 5.2%, to $420,000 for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. The decrease was primarily due to the increase in the cost of funds.

         Provision for Loan Losses. Provision for loan losses was $3,000 for the three months ended December 31, 2000, as compared to $11,000 for the three months ended December 31, 1999.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $1,000 or 2.0% from $68,000 for the quarter ended December 31, 1999 to $69,000 for the same period in 2000. Non-interest income for 2000 included a gain on sale of securities available for sale of $7,000.

         Non-Interest Expense. Non-interest expense increased $56,000 or 13.3% from approximately $424,000 for the quarter ended December 31, 1999 to $480,000 for the same period in 2000. The increase in the Bank's non-interest expense was primarily due to a $30,000 increase in other non-interest expense and an increase of $22,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees. The increase in these expenses was mostly due to the opening of the new branch office located in Mt. Laurel, New Jersey.

         Income Tax Expense. Income tax expense decreased $27,000 from $31,000 for the quarter ended December 31, 1999 to $4,000 for the same period in 2000. This decrease in income tax expense is due to the decrease in income.

Liquidity and Capital Resources

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 14.55% at December 31, 2000.

         In December 2000, the Bank transferred a portion of its investment securities from held-to-maturity into available-for-sale, in accordance with FASB 133.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2000 was $88,000, an increase of $27,000, as compared to the same period in 1999. The increase in 2000 was primarily due to a change in accrued interest receivable and accrued interest payable of $95,000 offset by a change in other accrued liabilities of $41,000, a decrease in advances from borrowers of $29,000 and a depreciation of $25,000.

         Net cash provided by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the three months ended December 31, 2000, totaled $732,000 compared to a use of funds of $1.2 million for the same period in 1999. The difference is attributable to an increase in net loans receivable of $1.2 million in 2000 compared to $1.3 million in 1999 and sale and redemption of securities of $3.0 million in 2000.

         Net cash used in the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the three months ended December 31, 2000, totaled $1.2 million, compared to net cash provided by financing activities of $1.3 million for the same period in 1999. The decrease is attributable to a net increase in deposits of $59,000 in 2000 offset by a repayment of borrowings of $1.3 million in 2000.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2000, with tangible, core and risk based capital ratios of 8.54%, 8.54% and 17.28%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:

                  None.

         (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2000:

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FARNSWORTH BANCORP, INC.



Date: February 5, 2001         By:/s/Gary N. Pelehaty
                                  ----------------------------------------------
                                  Gary N. Pelehaty
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: February 5, 2001         By:/s/Charles Alessi
                                  ----------------------------------------------
                                  Charles Alessi
                                  Vice President, Chief Financial Officer,
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)