Form 10QSB
period 2001-03-31
FARNSWORTH BANCORP INC
filed 2001-05-01
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

--
X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--                EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 ----------------

                                       OR

--
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--                EXCHANGE ACT OF 1934

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

                          YES    X   .          NO
                              --------             --------

   Number of shares of Common Stock outstanding as of April 23, 2001: 360,866
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                          YES        .          NO    X   .
                              --------             --------

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                           Page(s)
                                                                                         -------

Item 1.  Financial Statements.................................................................3

         Consolidated  Statements  of  Financial  Condition  at March  31,  2001
         (unaudited) and September 30, 2000 (audited).........................................3

         Consolidated  Statements  of Income  and  Comprehensive  Income for the three and six months ended March 31, 2001, and 2000 (unaudited)............................4

         Consolidated Statements of Cash Flows for the six months ended
         March 31, 2001 and 2000 (unaudited)..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................7


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...................................................................11

Item 2.  Changes in Securities and Use of Proceeds...........................................11

Item 3.  Defaults upon Senior Securities.....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................................11

Item 5.  Other Information...................................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................................11

Signatures...................................................................................12


                     FARNSWORTH BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                            MARCH 31      SEPTEMBER 30,
                                                              2001            2000
                                                          ------------    ------------
     ASSETS                                                 (UNAUDITED)       (AUDITED)

Cash and due from banks                                   $  5,547,100    $  3,163,345
Securities available for sale                                6,366,605       8,760,132
Securities held to maturity:
  Mortgage-backed                                            4,904,636       1,468,438
  Other                                                                      2,273,068
Loans receivable, net                                       41,856,113      39,850,070
Real estate owned, net                                         130,292
Accrued interest receivable                                    378,165         419,459
Federal Home Loan Bank of New York stock
  at cost substantially restricted                             457,800         457,800
Accrued income taxes                                            11,183
Deferred Income Taxes                                                           66,611
Premises and equipment                                       1,540,179       1,575,974
Other assets                                                   196,348          60,594
                                                          ------------    ------------
         Total assets                                     $ 61,388,421    $ 58,095,491
                                                          ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                  $ 51,684,937    $ 44,734,635
Borrowings from FHLB                                         3,786,850       7,597,286
Advances by borrowers for taxes and
  insurance                                                    223,942         212,302
Accrued income taxes                                                               469
Deferred taxes                                                   6,214
Accrued interest payable                                        68,490          72,492
Accounts payable and other accrued
  expenses                                                      82,413          97,298
                                                          ------------    ------------
         Total liabilities                                  55,852,846      52,714,482
                                                          ------------    ------------
Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued                             37,985          37,985
Additional paid in capital                                   3,396,262       3,396,262
Retained earnings substantially restricted                   2,559,078       2,575,605
Treasury stock at cost: 18,992 shares                         (185,172)       (185,172)
Unvested common stock and related
 additional paid in capital acquired by
 employee stock ownership plan (ESOP)                         (220,644)       (235,154)
Unreleased Restricted Stock Plan Shares                       (115,934)       (127,764)
Net unrealized appreciation (depreciation) on available
  for sale securities net of income taxes                       64,000         (80,753)
                                                          ------------    ------------
         Total stockholders' equity                          5,535,575       5,381,009
                                                          ------------    ------------
         Total liabilities and
          stockholders' equity                            $ 61,388,421    $ 58,095,491
                                                          ============    ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED            SIX  MONTHS ENDED
                                                       MARCH 31                     MARCH 31
                                                  2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                           $   786,882    $   652,376    $ 1,564,919    $ 1,502,365
  Securities                                     145,836        120,923        331,365        388,594
  Federal funds sold                              41,754          6,526         55,567         26,149
                                             -----------    -----------    -----------    -----------
        Total interest income                    974,472        779,825      1,951,851      1,917,108
                                             -----------    -----------    -----------    -----------
Interest expense:
  Deposits                                       483,894        352,404        925,208        762,873
  Federal Home Loan Bank advances                 81,453         39,449        194,252        243,440
                                             -----------    -----------    -----------    -----------
        Total interest expense                   565,347        391,853      1,119,460      1,006,313
                                             -----------    -----------    -----------    -----------
Net interest income                              409,125        387,972        832,391        910,795

Provision for loan losses                          9,245          9,000         12,245         13,000
                                             -----------    -----------    -----------    -----------
        Net interest income after
          provision for loan losses              399,880        378,972        820,146        897,795
                                             -----------    -----------    -----------    -----------
Noninterest income:
  Fees and other service charges                  55,442         64,494        118,013        103,459
  Net Realized Gain on Available for
    Sale Securities                               26,919          1,484         33,919          4,454
                                             -----------    -----------    -----------    -----------
        Total noninterest income                  82,361         65,978        151,932        107,913
                                             -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and benefits                      237,513        184,928        462,427        409,559
  Occupancy and equipment                         93,086         78,265        167,349        133,622
  Federal insurance premiums and
    assessments                                    2,165          5,376          4,351         17,003
  Other                                          182,453        133,003        361,092        294,735
                                             -----------    -----------    -----------    -----------
        Total noninterest expense                515,217        401,572        995,219        854,919
                                             -----------    -----------    -----------    -----------
(Loss) income before provision for income
  tax expense (benefit)                          (32,976)        43,378        (23,141)       150,789
Provision for income tax expense (benefit)       (10,572)        18,240         (6,612)        51,685
                                             -----------    -----------    -----------    -----------
        Net (loss) income                        (22,404)        25,138        (16,529)        99,104

Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                             64,000        (22,848)        81,064        (40,123)
  Reclassification adjustments for gains
    included in net income                       (26,919)                      (33,919)             -
                                             -----------    -----------    -----------    -----------
Comprehensive Income                         $    14,677    $     2,290    $    30,616    $    58,981
                                             ===========    ===========    ===========    ===========
Net (loss) income per common share:
  Basic                                      $     (0.07)   $      0.07    $     (0.05)   $      0.29

Shares used in computing basic
  income per share                               322,420        337,314        322,420        337,314

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            SIX MONTHS ENDED MARCH 31

                                                               2001           2000
                                                           -----------    -----------

Cash flows from operating activities:
  Net (loss) income                                        $   (16,529)   $    99,104
                                                           -----------    -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                               49,777         36,729
    Provision for loan losses                                   12,245         13,000
    Net (gain) on sale of AFS securities                       (33,919)
   Net loss on sale of real estate owned                                        8,013
   Decrease in accrued interest receivable                      41,294          1,369
    (Increase) decrease in other assets                       (135,754)        10,335
    Increase (decrease) in advances from borrowers              11,640        (30,697)
    Increase (decrease)  in accrued income taxes
     and deferred income taxes                                  61,173        (87,259)
  (Decrease) in accrued interest payable                        (4,002)        (2,221)
  (Decrease) in other accrued liabilities                      (14,885)        (1,960)
                                                           -----------    -----------
         Total adjustments                                     (12,431)       (52,691)
                                                           -----------    -----------
         Net cash provided by  (used in) operating
          activities                                           (28,960)        46,413
                                                           -----------    -----------
Cash flows from investing activities:

  Net increase in loans receivable                          (2,181,113)    (1,312,067)
  Proceeds from sale of REO                                                    80,000
  Redemption of securities, held to maturity                 2,188,765        113,005
  Purchase of Federal Home Loan Bank Stock                                    (39,100)
  Proceeds from sale of securities available for sale        7,762,458
  Purchase of securities held to maturity                   (3,625,574)
  Purchase of securities, available for sale net            (4,857,705)
  Purchase of premises and equipment                           (13,982)      (101,745)
                                                           -----------    -----------
         Net cash used in investing
           activities                                         (727,151)    (1,259,907)
                                                           -----------    -----------
Cash flows from financing activities:
  Net increase in deposits                                   6,950,302        304,645
  Repayment of Federal Home Loan Bank Borrowings            (3,810,436)     1,442,861
                                                           -----------    -----------
         Net cash provided by financing
           activities                                        3,139,866      1,747,506
                                                           -----------    -----------
Net  increase in cash and due from banks                     2,383,755        534,012

Cash at beginning of period                                  3,163,345      1,883,104
                                                           -----------    -----------
Cash at end of period                                      $ 5,547,100    $ 2,417,116
                                                           ===========    ===========
Supplemental disclosure:
 Cash paid during the period for:
    Interest                                               $ 1,123,462    $   508,276
                                                           ===========    ===========
    Income taxes                                                          $   120,277
                                                           ===========    ===========
  Unrealized gain (loss) on securities available
    for sale, net of deferred income taxes                 $   144,753    $   (40,123)
                                                           ===========    ===========
 Investment securities transferred from held to maturity
  to available for sale                                    $ 2,273,966
                                                           ===========    ===========
 Acquisition of real estate in settlement of loans         $   130,291
                                                           ===========    ===========

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2001, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2001, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2000 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

Nature of Operations
--------------------

The Company is a unitary savings and loan holding company. The Bank operates three branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real-estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals. In December 2000, the Company began offering brokerage and investment advisory services and insurance services to the general public through Peoples Financial Services, Inc., a subsidiary organized for the sale of mutual funds and insurance through a third party networking agreement.


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


                                       For the three months ended March 31
                                       -----------------------------------

                                              2001 .                            2000  .
                                            --------                           --------

                                            Weighted    Per-                   Weighted     Per-
                                            Average     Share                  Average      Share
                               Loss         Shares      Amount     Income      Shares       Amount
                               ----         ------      ------     ------      ------       ------
Net (loss) income available
To Common Shareholders      $(16,529)        360,866               $99,104     379,858

ESOP Shares                                  (24,312)                          (27,350)

RSP Shares                                   (14,134)                          (15,194)
                            --------         -------    ------     -------     -------     ------
                            $(16,529)        322,420    $(0.05)    $99,104     337,314     $ 0.29
                            ========         =======    ======     =======     =======     ======

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company may from time to time make written or oral "forward-looking statements, " including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report of Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking securities and insurance); technological changes; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors in not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

         Total assets increased $3.3 million or 5.65% to $61.4 million at March 31, 2001 from $58.1 million at September 30, 2000. The increase was primarily attributable to a $1.1 million increase in the Bank's cash and investment securities, an increase in loans receivable of $2.0 million, net and an increase in other assets of $100,000. The Bank's total liabilities increased $3.1 million or 5.9%, to $55.8 million at March 31, 2001 from $52.7 million at September 30, 2000. The increase was primarily attributable to a $6.9 million increase in deposits attributable to the Bank's Mt. Laurel branch, offset by a $3.8 million decrease in borrowings.

         Stockholder' equity increased $155,000 to $5.5 million or 9.0% of total assets at March 31, 2001, as compared to $5.4 million or 9.3% of total assets at September 30, 2000. The increase in stockholders' equity is primarily attributable to a change in the unrealized appreciation on available for sale securities net of taxes of $145,000.


Results of Operations


         Net Income. The Bank's net income decreased $47,000 for the quarter ended March 31, 2001 to a net loss of $22,000 from net income of $25,000 for the quarter ended March 31, 2000. The decrease in net income was attributable to an increase in the Bank's non-interest expenses of $114,000, partially offset by an increase in interest income after provisions for loan losses of $21,000, an increase in non-interest income of $16,000, and by a decrease in provision for income taxes of $29,000. For the six months ended March 31, 2001 net income decreased $116,000 to a net loss of $17,000 from net income of $99,000 for the same period in 2000.

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

         Net interest income after provision for loan losses increased $21,000, or 5.5%, to $400,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase was primarily due to the increased interest income of $194,000 offset by an increase in interest expense of $173,000. Net interest income after provision for loan losses decreased $78,000 for the six months ended March 31, 2001 compared to the same period in 2000. The decrease was attributed primarily to the increase in cost of funds.

         Provision for Loan Losses. Provision for loan losses was $9,000 for the three months ended March 31, 2001, this was the same as for the three months ended March 31, 2000. For the six months ended March 31, 2001 the provision for loan losses was $12,000 compared to $13,000 for the same period in 2000.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $16,000 or 24.8% from $66,000 for the quarter ended March 31, 2000 to $82,000 for the same quarter in 2001. Non-interest income for 2001 included a gain on sale of securities available for sale of $27,000. For the six months ended March 31, 2001, non-interest income increased $44,000, compared to the same period in 2000, this included a gain in the 2001 period on securities available for sale of $34,000.

         Non-Interest Expense. Non-interest expense increased $114,000 or 28.3% from approximately $402,000 for the quarter ended March 31, 2000 to $515,000 for the same quarter in 2001. The increase in the Bank's non-interest expense was primarily due to a $49,000 increase in other non-interest expense an increase of $53,000 in the Bank's compensation and benefits and an increase of $15,000 in occupancy, and equipment. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees. The increase in these expenses was mostly due to the Banks branch office located in Mt. Laurel, New Jersey which opened in March of 2000. For the six months ended March 31, 2001 non-interest expenses increased by $140,000 as compared to the same period in 2000.

         Income Tax Expense (benefit). Income tax expense changed from $18,000 for the quarter ended March 31, 2000 to an $11,000 income tax benefit for the same period in 2001. This change of $29,000 is due to the operating losses incurred in fiscal year 2001. For the six months ended March 31, 2001, the Company recognized an income tax benefit of $7,000 versus an income tax expense of $52,000 in the same period in 2000.


         Liquidity and Capital Resources


         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4.0% and the Bank's regulatory liquidity ratio average was 15.45% at March 31, 2001.

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

Net cash used by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2001 was $29,000, a decrease of $75,000, as compared to the same period in 2000. The decrease in 2001 was primarily due to the net loss recognized in the six months ended March 31, 2001 versus net income for the same period in 2001 and the change in other assets.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 2001, totaled $727,000 compared to a use of funds of $1.3 million for the same period in 2000. The difference is attributable to an increase in net loans receivable of $2.1 million in 2001 compared to $1.3 million in 2000 and purchase of securities of $8.5 million partially offset by the sale and redemption of securities of $10.0 million in 2001.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2001, totaled $3.1 million, compared to net cash provided by financing activities of $1.7 million for the same period in 2000. The increase is attributable to a net increase in deposits of $6.9 million in 2001 offset by a repayment of borrowings of $3.8 million in 2001.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2001, with tangible, core and risk based capital ratios of 7.94%, 7.94% and 16.80%, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Registrant was held on February 20, 2001, and the following matters were voted on by stockholders:

         Election of Directors
         ---------------------
                                                     FOR               WITHHELD
                                                     ---               --------
         Charles E. Adams                            272,454           25,355
         William H. Wainwright, Jr.                  272,429           25,380

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:

               None.

          (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2001:

               On January 26, 2001, the Registrant filed a Current Report on Form 8-K dated January 25, 2001 to report information under Items 5 and 7.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FARNSWORTH BANCORP, INC.


Date: May 1, 2001                      By:  /s/Gary N. Pelehaty
                                          ---------------------------------------------------------
                                                Gary N. Pelehaty
                                                President and Chief Executive Officer
                                                (Principal Executive Officer)




Date: May 1, 2001                      By:  /s/Charles Alessi
                                          ---------------------------------------------------------
                                                Charles Alessi
                                                Vice President, Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and Accounting Officer)