Form 10QSB
period 2001-06-30
FARNSWORTH BANCORP INC
filed 2001-08-06
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)
---
 X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 ---------------

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

               789 Farnsworth Avenue, Bordentown, New Jersey 08505
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                        YES    X              NO
                            --------             ---------

   Number of shares of Common Stock outstanding as of August 3, 2001: 360,866
                                                                      -------
            Transitional Small Business Disclosure Format (check one)

                        YES                   NO    X
                            --------             --------

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------


Item 1.  Financial Statements.................................................3

         Consolidated Statements of Financial Condition at June 30, 2001
         (unaudited) and September 30, 2000 (audited).........................3

         Consolidated Statements of Income and Comprehensive Income for the
         three and nine months ended June 30, 2001, and 2000 (unaudited)......4

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2001 and 2000 (unaudited)...................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 3.  Defaults upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

                     FARNSWORTH BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2001          2000
                                                     -----------   -------------
ASSETS                                               (UNAUDITED)     (AUDITED)

Cash and due from banks                            $  4,681,535    $  3,163,345
Securities available for sale:
  Mortgage-backed                                     5,820,169
  Other                                               4,744,643       8,760,132
Securities held to maturity:
  Mortgage-backed                                     2,841,991       1,468,438
  Other                                                               2,273,068
Loans receivable, net                                42,872,160      39,850,070
Real estate owned, net                                  130,292
Accrued interest receivable                             384,546         419,459
Federal Home Loan Bank of New York stock
  at cost substantially restricted                      457,800         457,800
Deferred Income Taxes                                    35,236          66,611
Premises and equipment                                1,516,352       1,575,974
Other assets                                             58,525          60,594
                                                   ------------    ------------
         Total assets                              $ 63,543,249    $ 58,095,491
                                                   ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $ 53,884,467    $ 44,734,635
Borrowings from FHLB                                  3,755,958       7,597,286
Advances by borrowers for taxes and
  insurance                                             239,310         212,302
Accrued income taxes                                      8,969             469
Accrued interest payable                                 64,401          72,492
Accounts payable and other accrued
  expenses                                               89,091          97,298
                                                   ------------    ------------

         Total liabilities                           58,042,196      52,714,482
                                                   ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued                      37,985          37,985
Additional paid in capital                            3,396,262       3,396,262
Retained earnings substantially restricted            2,579,336       2,575,605
Treasury stock at cost: 18,992 shares                  (185,172)       (185,172)
Unvested common stock and related
 additional paid in capital acquired by
 employee stock ownership plan (ESOP)                  (213,054)       (235,154)
Unreleased Restricted Stock Plan Shares                (110,354)       (127,764)
Net unrealized depreciation on available
  for sale securities net of income taxes                (3,950)        (80,753)
                                                   ------------    ------------

         Total stockholders' equity                   5,501,053       5,381,009
                                                   ------------    ------------
         Total liabilities and
          stockholders' equity                     $ 63,543,249    $ 58,095,491
                                                   ============    ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                THREE MONTHS ENDED             NINE  MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                                  2001          2000          2001           2000
                                             -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                           $   813,610    $   766,577    $ 2,378,529    $ 2,268,942
  Securities                                     227,946        200,156        559,311        588,750
  Federal funds sold                              23,947         10,335         79,514         36,484
                                             -----------    -----------    -----------    -----------
        Total interest income                  1,065,503        977,068      3,017,354      2,894,176
                                             -----------    -----------    -----------    -----------
Interest expense:
  Deposits                                       541,624        397,464      1,466,832      1,160,337
  Federal Home Loan Bank advances                 60,053        141,234        254,305        384,674
                                             -----------    -----------    -----------    -----------
        Total interest expense                   601,677        538,698      1,721,137      1,545,011
                                             -----------    -----------    -----------    -----------
Net interest income                              463,826        438,370      1,296,217      1,349,165

Provision for loan losses                         13,124                        25,369         13,000
                                             -----------    -----------    -----------    -----------
        Net interest income after
          provision for loan losses              450,702        438,370      1,270,848      1,336,165
                                             -----------    -----------    -----------    -----------
Noninterest income:
  Fees and other service charges                  58,365         52,587        174,378        156,046
  Net Realized Gain on Available for
    Sale Securities                               30,359                        64,278
Other Income                                       1,000         33,307          3,000         37,761
                                             -----------    -----------    -----------    -----------
        Total noninterest income                  89,724         85,894        241,656        193,807
                                             -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and benefits                      252,400        234,072        714,827        643,631
  Occupancy and equipment                         90,153         89,220        257,502        222,842
  Federal insurance premiums and
    assessments                                    7,080          7,008         11,431         24,011
  Other                                          166,533        193,430        527,625        488,165
                                             -----------    -----------    -----------    -----------
        Total noninterest expense                516,166        523,730      1,511,385      1,378,649
                                             -----------    -----------    -----------    -----------
Income before provision for income
  tax expense (benefit)                           24,260            534          1,119        151,323
Provision for income tax expense (benefit)         4,000         (4,350)        (2,612)        47,335
                                             -----------    -----------    -----------    -----------
        Net income                                20,260          4,884          3,731        103,988

Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                            (67,950)        (8,088)        76,803        (48,211)
  Reclassification adjustments for gains
    included in net income                       (30,359)                      (64,278)
                                             -----------    -----------    -----------    -----------

Comprehensive (loss) income                  $   (78,049)   $    (3,204)   $    16,256    $    55,777
                                             ===========    ===========    ===========    ===========
Net income per common share:
  Basic                                      $      0.06    $      0.01    $      0.01    $      0.31

Shares used in computing basic
  income per share                               322,420        337,314        322,420        337,314

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           NINE MONTHS ENDED JUNE 30,

                                                                           2001            2000
                                                                      -------------   -------------
Cash flows from operating activities:
  Net income                                                          $      3,731    $    103,988
                                                                      -------------   -------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                           76,040          63,624
    Provision for loan losses                                               25,369          13,000
    Net gain on sale of AFS securities                                     (64,278)
   Net gain on sale of real estate owned                                                   (25,295)
   Decrease (increase) in accrued interest receivable                       34,913         (10,426)
    Decrease (increase) in other assets                                      2,069        (272,251)
    Increase (decrease) in advances from borrowers                          27,008          (6,482)
    Increase (decrease)  in accrued income taxes
     and deferred income taxes                                              39,875        (119,038)
 (Decrease) increase in accrued interest payable                            (8,091)         19,383
  (Decrease) in other accrued liabilities                                   (7,690)        (70,404)
                                                                      -------------   -------------
         Total adjustments                                                 125,215        (407,889)
                                                                      -------------   -------------
         Net cash provided by  (used in) operating
          activities                                                       128,946        (303,901)
                                                                      -------------   -------------
Cash flows from investing activities:

  Net increase in loans receivable                                      (3,177,733)     (1,192,986)
  Proceeds from sale of REO                                                                 80,000
  Redemption of securities, held to maturity                             1,548,265         218,807
  Redemption of securities, available for sale                              35,347
  Purchase of Federal Home Loan Bank Stock                                                 (39,100)
  Proceeds from sale of securities available for sale                   31,223,874
  Purchase of securities held to maturity                                 (648,750)
  Purchase of securities, available for sale net                       (32,883,845)
  Purchase of premises and equipment                                       (16,418)       (151,182)
                                                                      -------------   -------------
         Net cash used in investing
           activities                                                   (3,919,260)     (1,084,461)
                                                                      -------------   -------------
Cash flows from financing activities:
  Net increase  in deposits                                              9,149,832       1,258,526
 Increase in FHLB Borrowings                                                               413,902
  Repayment of  Federal Home Loan Bank Borrowings                       (3,841,328)
                                                                      -------------   -------------
         Net cash provided by financing
           activities                                                    5,308,504       1,672,428
                                                                      -------------   -------------
Net  increase in cash and due from banks                                 1,518,190         284,066

Cash at beginning of period                                              3,163,345       1,883,104
                                                                      -------------   -------------
Cash at end of period                                                 $  4,681,535    $  2,167,170
                                                                      =============   =============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                          $  1,729,228    $  1,545,011
                                                                      =============   =============
    Income taxes                                                                      $    120,277
                                                                      =============   =============
  Unrealized  gain (loss) on securities available
    for sale, net of deferred income taxes                            $     76,803    $   (183,605)
                                                                      =============   =============
 Investment securities transferred from held to maturity
  to available for sale                                               $  2,273,966
                                                                      =============   =============

 Acquisition of real estate in settlement of loans                    $    130,292    $    254,491
                                                                      =============   =============
Mortgage to finance sale of REO                                                       $    314,000
                                                                      =============   =============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2001, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2001, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2000 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

                     For the nine months ended June 30, 2001
                     ---------------------------------------

                                         2001                                2000
                                    ---------------                     ---------------
                                        Weighted    Per-                     Weighted   Per-
                                        Average     Share                    Average    Share
                            Income      Shares      Amount      Income       Shares     Amount
                            ------      ------      ------      ------       ------     ------
Net income available
To Common Shareholders     $ 3,731      360,866                $ 103,988     379,858

ESOP Shares                             (24,312)                             (27,350)

RSP Shares                              (14,134)                             (15,194)
                           -------      -------     ------     ---------     -------      ------
                           $ 3,731      322,420     $ 0.01     $ 103,988     337,314      $ 0.31
                           =======      =======     ======     =========     =======      ======

NOTE 3.  Investments
         -----------

         In fiscal year 2001, the Bank adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with FASB 133, the Bank transferred a portion of its held-to-maturity portfolio to available-for-sale. The unrealized gain or loss on the held-to-maturity investments that were transferred to available-for-sale is reported in accumulated other comprehensive income consistent with the requirements of Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         In the second quarter of fiscal year 2001, mortgage backed securities were acquired and inadvertently classified as held to maturity. It is clearly evident that management intended to classify the securities as available for sale and therefore the quarter ended June 30, 2001 reflects the reclassification of these securities.

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

Financial Condition

         Total assets increased $5.4 million or 9.38% to $63.5 million at June 30, 2001 from $58.1 million at September 30, 2000. The increase was primarily attributable to a $2.4 million increase in the Bank's cash and investment securities, an increase in loans receivable of $3.0 million net. The Bank's total liabilities increased $5.3 million or 10.1%, to $58.0 million at June 30, 2001 from $52.7 million at September 30, 2000. The increase was primarily attributable to a $9.1 million increase in deposits attributable to the Bank's Mt. Laurel branch, offset by a $3.8 million decrease in borrowings.

         Stockholders' equity increased $120,000 to $5.5 million or 8.7% of total assets at June 30, 2001, as compared to $5.4 million or 9.3% of total assets at September 30, 2000. The increase in stockholders' equity is primarily attributable to a change in the unrealized appreciation on available for sale securities net of taxes of $77,000 and amortization of benefit plans of $40,000.

Results of Operations

         Net Income. The Bank's net income increased $15,000 for the quarter ended June 30, 2001 to a net income of $20,000 from net income of $5,000 for the quarter ended June 30, 2000. The increase in net income was attributable to an increase in the Bank's interest income after provisions for loan losses of $12,000, an increase in non-interest income of $3,000, and a decrease in non-interest expense of $8,000, for the nine months ended June 30, 2001 net income decreased $100,000 to a net income of $4,000 from net income of $104,000 for the same period in 2000.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank receive on its interest earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $12,000, or 2.8%, to $451,000 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase was primarily due to increased interest income of $88,000, offset by an increase in interest expense of $63,000. Net interest income after provision for loan losses decreased $65,000 for the nine months ended June 30, 2001 compared to the same period in 2000. The decrease was attributed primarily to the increase in the bank's cost of funds.

         Provision for Loan Losses. Provision for loan losses was $13,000 for the three months ended June 30, 2001, compared to no provision for the three months ended June 30, 2000. For the nine months ended June 30, 2001 the provision for loan losses was $25,000 compared to $13,000 for the same period in 2000.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $3,000 or 3.5% from $86,000 for the quarter ended June 30, 2000 to $89,000 for the same quarter in 2001. Non-interest income for 2001 included a gain on sale of securities available for sale of $30,000. For the nine months ended June 30, 2001, non-interest income increased $48,000, compared to the same period in 2000. This increase is primarily attributed to a gain in the 2001 period on the sale of securities of $64,000.

         Non-Interest Expense. Non-interest expense decreased $8,000 or 1.5% from approximately $524,000 for the quarter ended June 30, 2000 to $516,000 for the same quarter in 2001. The decrease in the Bank's non-interest expense was primarily due to a $26,000 decrease in other non-interest expense offset by an increase of $18,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees. For the nine months ended June 30, 2001, non-interest expense increased by $100,000 to $1.5 million, compared to $1.4 million for the same period in 2000.

         Income Tax Expense (benefit). Income tax expense changed from $(4,000) for the quarter ended June 30, 2000 to $4,000 income tax expense for the same period in 2001. This change of $8,000 is due to the increase in net-income for the quarter ended June 30, 2001. For the nine months ended June 30, 2001, the Company recognized an income tax benefit of $3,000 versus an income tax expense of $47,000 in the same period in 2000.

Liquidity and Capital Resources

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2001 was $129,000, an increase of $433,000. The increase in 2001 was primarily attributable to a decrease in accrued interest receivable, an increase in advances from borrowers, depreciation and provisions for loan losses offset by a gain on sale of securities.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2001, totaled $3.9 million compared to a use of funds of $1.1 million for the same period in 2000. The difference is attributable to an increase in net loans receivable of $3.2 million in 2001 compared to $1.2 million in 2000 and purchase of securities of $34.0 million, partially offset by the sale and redemption of securities of $33.0 million in 2001.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2001, totaled $5.3 million, compared to net cash provided by financing activities of $1.7 million for the same period in 2000.

The increase is attributable to a net increase in deposits of $9.1 million in 2001, offset by a repayment of borrowings of $3.8 million in 2001.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2001, with tangible, core and risk based capital ratios of 7.73%, 7.73% and 16.50%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:

               None.

          (b) Current Reports on Form 8-K filed during the quarter ended June 30, 2001:

               On April 3, 2001, the Registrant filed a Current Report on Form 8-K dated April 2, 2001 to report the adoption of amended and restated bylaws of the Registrant (Items 5 and 7).

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FARNSWORTH BANCORP, INC.


Date: August 6, 2001          By:  /s/Gary N. Pelehaty
                                  ----------------------------------------------
                                  Gary N. Pelehaty
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: August 6, 2001          By:  /s/Charles Alessi
                                  ----------------------------------------------
                                  Charles Alessi
                                  Vice President, Chief Financial Officer,
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)