Form 10KSB40
period 2001-09-30
FARNSWORTH BANCORP INC
filed 2001-12-28
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .
                               ------------    ------------

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.
                 ----------------------------------------------
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
                                                              --------------

Securities registered under Section 12(b) of the Exchange Act:          None
                                                                        ----

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
                                                                       ---   --

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $4,425,838.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 24, 2001, was $2.9 million.

         As of December 24, 2001, there were issued and outstanding 360,866 shares of the issuer's Common Stock.

       Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001. (Part II)
2. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

         In addition to the Bank, the Company has one subsidiary, Peoples Financial Services, Inc., a New Jersey corporation which was incorporated in November of 2000. Peoples Financial Services, Inc. was organized for the purpose of providing securities brokerage and investment advisory services and products to customers of the Bank and the general public. Peoples Financial Services, Inc. has a networking agreement with a third party, and began offering such products and services from the Bank's main and branch offices in December 2000.

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                 At September 30,
                                     -------------------------------------------
                                             2001                  2000
                                     -------------------    --------------------
                                        $            %          $            %
                                               (Dollars in thousands)
Type of Loans:
  Residential.................       $27,681       60.8%     $26,508       65.3%
  Construction................           827        1.8          861        2.1
  Commercial real estate......         6,952       15.3        4,801       11.8
  Commercial Business.........           152        0.3           71        0.2
  Consumer loans:
    Home equity...............         9,416       20.7        7,897       19.4
    Savings account loans.....           172        0.4          161        0.4
    Automobile loans..........            58        0.1           56        0.1
    Other.....................           287        0.6          254        0.7
                                     -------      -----      -------      -----
                                      45,545      100.0%      40,609      100.0%
                                     -------      =====      -------      =====
Less:
  Loans in process............           103                     377
  Deferred loan origination
         fees and costs.......           248                     196
  Allowance for loan losses...           207                     186
                                     -------                 -------
Total loans, net..............       $44,987                 $39,850
                                     =======                 =======


         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $7.9 million for the year ended September 30, 2001. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                               Due         Due after
                              within       1 through    Due after
                              1 year        5 years      5 years        Total
                              ------        -------      -------        -----
                                               (In thousands)

Residential..............     $1,642         $4,896       $21,143       $27,681
Construction.............        827              -             -           827
Commercial real estate...        177            716         6,059         6,952
Commercial business......        141             11             -           152
Consumer.................        998            644         8,291         9,933
                              ------         ------       -------       -------
     Total...............     $3,785         $6,267       $35,493       $45,545
                              ======         ======       =======       =======

         The following table sets forth the dollar amount of all loans due after September 30, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                   Floating or
                                  Fixed Rates    Adjustable Rates    Total
                                  -----------    ----------------    -----
                                                  (In thousands)
Residential..................       $26,039           $   --        $26,039
Construction.................            --               --             --
Commercial real estate.......         6,091              684          6,775
Commercial business..........            11                -             11
Consumer.....................         8,477              458          8,935
                                    -------           ------        -------
    Total....................       $40,618           $1,142        $41,760
                                    =======           ======        =======

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2001, the Bank had $260,000 in ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $761,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $275,000. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  2001,   commitments  to  cover
originations of mortgage loans totaled $1,896,000. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was approximately $761,000 at September 30, 2001. At September 30, 2001, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $250,000 and $612,000.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2001, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $8,000.

                                                                                       At
                                                                                   September 30,
                                                                               ----------------------
                                                                                 2001           2000
                                                                               -------         ------
                                                                               (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units......................             $  --          $ 125
All other mortgage loans...........................................                --              8
                                                                                -----          -----
Total..............................................................             $  --          $ 133
                                                                                =====          =====

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units......................             $  18          $  87
Total..............................................................                18             87
Total non-accrual and accrual loans................................                18            220
Real estate owned..................................................               130             --
                                                                                -----          -----
Total nonperforming assets.........................................             $ 148          $ 220
                                                                                =====          =====
Total non-accrual and accrual loans to net loans...................              0.04%          0.55%
Total non-accrual and accrual loans to total assets................              0.03%          0.38%
Total non performing assets to total assets........................              0.22%          0.38%


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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2001, the Bank had $172,000 of loans classified as special mention, $8,000 of loans classified as substandard, no loans classified as doubtful and no loans classified as loss.

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

                                               At September 30,
                              --------------------------------------------------
                                      2001                            2000
                              -------------------------   ----------------------
                                           Percent of                Percent of
                                            Loans in                  Loans in
                                          Each Category            Each Category
                                            to Total                  to Total
                              Amount         Loans        Amount       Loans
                              ------      -------------   ------   -------------
                                             (Dollars in thousands)

Residential................     $158         60.47%        $118        64.78%
Commercial real estate.....       37         15.38           17        11.99
Commercial Business........        7          2.17           41         2.33
Consumer...................        5         21.98           10        20.90
                                ----        ------         ----       ------
    Total allowance for
      loan losses..........     $207        100.00%        $186       100.00%
                                ====        ======         ====       ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                     At September 30,
                                                  ---------------------
                                                    2001         2000
                                                  --------     --------
                                                 (Dollars in thousands)
Total loans outstanding (1) ...................   $ 45,442     $ 40,046
                                                  ========     ========
Average loans outstanding(1) ..................   $ 42,202     $ 39,951
                                                  ========     ========

Allowance balances (at beginning of period) ...   $    186     $    176
Provision:
 Residential ..................................         40            8
 Commercial real estate .......................         20           --
 Commercial Business ..........................        (34)          --
 Consumer .....................................         15            2
Net recoveries (charge offs) ..................        (20)          --
                                                  --------     --------
Allowance balance (at end of period) ..........   $    207     $    186
                                                  ========     ========
Allowance for loan losses as a percent of
  total loans outstanding .....................        .46%         .46%
Net loans charged off as a percent of average
  loans outstanding ...........................        .05%          --%

(1) Excludes allowance for loan losses and deferred loan origination fees and costs.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001, which is filed as Exhibit 13 to this Form 10-KSB.

                                                               At September 30,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------
                                                                (In thousands)

Investments securities held-to-maturity:
  U.S. agency securities .................................    $    --    $ 2,174
  State and local government .............................         --         99
  Mortgage-backed securities .............................      2,058      1,468
                                                              -------    -------
     Total investment securities held-to-maturity ........      2,058      3,741
                                                              -------    -------

Investment securities available-for-sale:
  FHLMC stock ............................................         65        146
  Corporate bonds ........................................      1,406        386
  Mortgage-backed securities .............................      5,448         --
  State and local government .............................        115         --
  U.S. agency securities .................................      1,790      8,228
                                                              -------    -------
      Total investment securities available-for-sale .....      8,824      8,760
                                                              -------    -------

Interest-bearing deposits ................................      7,119      2,903
FHLB stock ...............................................        373        458
                                                              -------    -------
Other investments ........................................      7,492      3,361
                                                              -------    -------
     Total investments ...................................    $18,374    $15,862
                                                              =======    =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                                                                      Total
                             One Year or Less  One to Five Years Five to Ten Years    More than Ten Years     Investment Securities
                             ----------------  ----------------- -----------------    -------------------     ---------------------
                                       Weighted         Weighted            Weighted             Weighted            Weighted
                             Carrying  Average Carrying Average  Carrying   Average   Carrying   Average   Carrying  Average Market
                              Value     Yield   Value    Yield    Value      Yield      Value     Yield      Value    Yield  Value
                              -----     -----   -----    -----    -----      -----      -----     -----      -----    -----  -----
                                                                       (Dollars in thousands)
U.S. agency securities
Available-for-Sale..........  $   --      --%   $ 790    9.39%    $1,000      5.00%      $ --        --%   $ 1,790    6.94% $ 1,790

State and local government -
   Available-for-Sale.......      --      --       --      --         --        --        115      6.00        115    6.00      115
Corporate bonds -
Available-for-Sale..........      --      --       --      --         --        --      1,406      7.04      1,406    7.04    1,406
FHLMC stock.................      65    1.63       --      --         --        --         --        --         65    1.63       65
Interest-bearing deposits...   7,119    2.88       --      --         --        --         --        --      7,119    2.88    7,119
FHLB stock..................      --      --       --      --         --        --        373      8.01        373    8.01      373
Mortgage-backed securities..      --      --       73     6.0        540      6.00      6,893      6.28      7,506    6.26    7,554
                              ------    ----     ----    ----     ------      ----     ------      ----    -------    ----  -------
  Total investments.........  $7,184    2.87%    $863    9.09%    $1,540      5.35%    $8,787      6.47%   $18,374    5.44% $18,422
                              ======    ====     ====    ====     ======      ====     ======      ====    =======    ====  =======


Sources of Funds

         General. Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking accounts, regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered.

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.

                                                      Certificates
        Maturity Period                                of Deposit
        ---------------                                ----------
                                                     (In thousands)

        Within three months.................              $  206
        Three through six months............               1,843
        Six through twelve months...........                 220
        Over twelve months..................                  --
                                                          ------
                                                          $2,269
                                                          ======

         Borrowings. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Bank's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York, a portion of the Bank's first mortgage loans, and other assets.

Subsidiary Activity

         In addition to the Bank, the Company has one subsidiary, Peoples Financial Services, Inc., a New Jersey corporation which was incorporated on November 27, 2000. Peoples Financial Services, Inc. was organized for the purpose of providing securities brokerage and investment advisory services and products to customers of the Bank and the general public. Peoples Financial Services, Inc. has a networking agreement with a third party, and began offering such products and services from the Bank's main and branch offices in December 2000.

Personnel

         At September 30, 2001 the Bank had 22 full-time employees and 1 part-time employee. None of the Bank's employees are represented by a collective bargaining group.

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

         Financial Modernization. The Gramm-Leach-Bliley Act (the "GLB Act"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to be deemed a financial holding company.

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

         The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which became effective July 1, 2001.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2001.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2001, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and two branch offices.


                                                     Leased or
                Location                               Owned
            -----------------                          -----

            MAIN OFFICE:
            Bordentown, New Jersey                     Owned

            BRANCH OFFICES:
            Florence, New Jersey                       Owned
            Mount Laurel, New Jersey                  Leased

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

(a) The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001 (the "Annual Report"), is incorporated herein by reference.

(b)      Not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements
----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30, 2001 and 2000
         Consolidated Statements of Income and Comprehensive Income for the Years Ended
                  September 30, 2001 and 2000
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                  September 30, 2001 and 2000
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2001 and 2000
         Notes to Consolidated Financial Statements

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

         (a)      List of Exhibits:

          3(i)    Articles of Incorporation of Farnsworth Bancorp, Inc. *
          3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
         10.1     Employment Agreement with Gary N. Pelehaty *
         10.2     Employment Agreement with Charles Alessi *
         10.3     Severance Agreement with Elaine Denelsbeck *
         10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
         10.5     Peoples Savings Bank Restricted Stock Plan**
         13       Annual Report to Stockholders for the fiscal year ended September 30, 2001
         21       Subsidiaries of the Registrant
         23       Consent of Kronick Kalada Berdy & Co.

         __________________
         * Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.
         ** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).

         (b) During the quarter ended September 30, 2001, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 17, 2001.

                                       FARNSWORTH BANCORP, INC.


                                       By: /s/ Gary N. Pelehaty
                                           -------------------------------------
                                           Gary  N. Pelehaty
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 17, 2001.


/s/ Gary N. Pelehaty                       /s/ Charles Alessi
-------------------------------------      --------------------------------------------
Gary N. Pelehaty                           Charles Alessi
President and Chief Executive Officer      Vice President, Secretary and Treasurer
(Principal Executive Officer)              (Principal Accounting and Financial Officer)



/s/ Joseph H. Kelly                        /s/ George G. Aaronson, Jr.
-------------------------------------      --------------------------------------------
Joseph H. Kelly                            George G. Aaronson, Jr.
Director                                   Director



/s/ G. Edward Koenig, Jr.                  /s/ Edgar N. Peppler
-------------------------------------      --------------------------------------------
G. Edward Koenig, Jr.                      Edgar N. Peppler
Director                                   Director



/s/ William H. Wainwright, Jr.             /s/ Charles E. Adams
-------------------------------------      --------------------------------------------
William H. Wainwright, Jr.                 Charles E. Adams
Director                                   Director
