Form 10QSB
period 2001-12-31
FARNSWORTH BANCORP INC
filed 2002-02-01
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

 X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
                        EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001
                                                 -----------------

                                       OR

---
             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934

                  For the transition period from __________to__________.

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.                           .
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

  Number of shares of Common Stock outstanding as of January 23, 2002: 360,866
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                           YES        .          NO    X   .
                               --------             --------

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------


Item 1.  Financial Statements and Notes.

         Consolidated Statements of Financial Condition at December 31, 2001
         (unaudited) and September 30, 2001 (audited)..........................1

         Consolidated Statements of Income and Comprehensive Income for the
         three months ended December 31, 2001, and 2000 (unaudited)............2

         Consolidated Statements of Cash Flows for the three months ended
         December 31, 2001 and 2000 (unaudited)................................3

         Notes to unaudited consolidated Financial Statements..................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................6


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes in Securities and Use of Proceeds.............................9

Item 3.  Defaults upon Senior Securities.......................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9

Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

Signatures....................................................................10

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31    SEPTEMBER 30,
                                                          2001            2001
                                                      ------------    ------------
ASSETS                                                  (UNAUDITED)     (AUDITED)
Cash and due from banks                               $  4,688,397    $  9,282,084
Securities available for sale                           12,005,894       8,824,145
Securities held to maturity                              1,939,023       2,058,245
Loans receivable, net                                   49,877,856      44,987,076
Real Estate Owned, net                                      46,451         130,292
Accrued interest receivable                                388,616         318,685
Federal Home Loan Bank of New York stock
  at cost substantially restricted                         372,600         372,600
Deferred Income Taxes                                       16,252               -
Prepaid income taxes                                             -          15,292
Premises and equipment                                   2,131,921       1,481,675
Other assets                                                79,432          58,642
                                                      ------------    ------------
         Total assets                                 $ 71,546,442    $ 67,528,736
                                                      ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 63,909,235    $ 58,156,435
Borrowings from FHLB                                     1,692,789       3,224,606
Advances by borrowers for taxes and insurance              237,030         240,168
Deferred income taxes                                            -          80,781
Accrued interest payable                                    54,540          61,009
Accounts payable and other accrued expenses                105,225         100,297
                                                      ------------    ------------
         Total liabilities                              65,998,819      61,863,296
                                                      ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued, 360,866 shares
  outstanding                                               37,985          37,985
Additional paid in capital                               3,396,262       3,396,262
Retained earnings substantially restricted               2,630,172       2,585,704
Treasury Stock                                            (185,172)       (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                     (197,854)       (204,774)
Unissued Restricted Stock Plan Shares                      (99,194)       (105,444)
Accumulated other comprehensive income, unrealized
  (depreciation) appreciation on available for sale
  securities net of taxes                                  (34,576)        140,879
                                                      ------------    ------------
         Total stockholders' equity                      5,547,623       5,665,440
                                                      ------------    ------------
         Total liabilities and
          stockholders' equity                        $ 71,546,442    $ 67,528,736
                                                      ============    ============

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                          DECEMBER 31
                                                      2001           2000
                                                  -----------    -----------
Interest income:
  Loans receivable                                $   908,971    $   778,037
  Securities                                          199,158        185,529
  Federal funds sold                                   21,407         13,813
                                                  -----------    -----------
        Total interest income                       1,129,536        977,379

Interest expense:
  Deposits                                            524,024        441,314
  Federal Home Loan Bank advances                      40,962        112,799
                                                  -----------    -----------
        Total interest expense                        564,986        554,113
                                                  -----------    -----------
Net interest income                                   564,550        423,266

Provision for loan losses                              14,788          3,000
                                                  -----------    -----------
        Net interest income after
          provision for loan losses                   549,762        420,266
                                                  -----------    -----------
Noninterest income:
  Fees and other service charges                       67,099         62,571
  Gain on sale of Available for sale securities        13,258          7,000
                                                  -----------    -----------
        Total noninterest income                       80,357         69,571

Noninterest expense:
  Compensation and benefits                           288,493        224,914
  Occupancy and equipment                              86,642         74,263
  Federal insurance premiums and assessments            7,617          2,186
  Other                                               187,899        178,639
                                                  -----------    -----------
        Total noninterest expense                     570,651        480,002
                                                  -----------    -----------
Income before provision for income taxes               59,468          9,835
Provision for income taxes                             15,000          3,960
                                                  -----------    -----------
        Net income                                     44,468          5,875
                                                  -----------    -----------
Other Comprehensive Income, net of taxes
  Unrealized Gain (Loss) on Securities
   Available for Sale                                (175,455)        17,064
  Reclassification adjustment                         (13,258)        (7,000)
                                                  -----------    -----------
Comprehensive (loss)  Income                      $  (144,245)   $    15,939
                                                  ===========    ===========
Net income per common share:
  Basic and diluted                               $      0.14    $      0.02

Weighted average number of shares outstanding during the year:
  basic                                               327,578        337,336
  diluted                                             329,719        337,336

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS ENDED DECEMBER 31
                                                                2001           2000
                                                           -----------    -----------
Cash flows from operating activities:
  Net income                                                $   44,468      $   5,875
                                                           -----------    -----------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and Amortization                               27,700         24,889
    Provision for loan losses                                   14,788          3,000
    Stock compensation                                          13,170
    Gain on sale of investments                                (13,258)
   (Increase) Decrease in accrued interest receivable          (69,931)        43,210
   (Increase) Decrease in other assets                         (20,790)         1,435
    Decrease in advances from borrowers                         (3,138)        (9,359)
    Increase in accrued income taxes
      and deferred income taxes                                  8,645          8,739
   (Decrease) Increase in accrued interest payable              (6,469)        18,589
    Increase (Decrease) in other accrued liabilities             4,928         (8,210)
                                                           -----------    -----------
         Total adjustments                                     (44,355)        82,293
                                                           -----------    -----------
         Net cash provided by operating activities                 113         88,168
                                                           -----------    -----------
Cash flows from investing activities:

  Net increase in loans receivable                          (4,891,627)    (1,275,058)
  Proceeds from sale of Real Estate Owned                       69,900
  Purchase of securities available for sale                 (3,858,892)      (956,250)
  Redemption of securities held to maturity                    118,949         49,493
  Redemption of securities available for sale                  310,155
  Proceeds from sale of securities available for sale          114,678      1,926,563
  Redemption of securities, available for sale net                   -      1,000,000
  Purchase of premises and equipment                          (677,946)       (12,610)
                                                           -----------    -----------
         Net cash provided by (used in) investing
           activities                                       (8,814,783)       732,138
                                                           -----------    -----------
Cash flows from financing activities:
  Net increase  in Deposits                                  5,752,800         59,481
 (Decrease) Increase in FHLB Borrowings                     (1,531,817)    (1,279,995)
                                                           -----------    -----------
         Net cash (used in) provided by financing
           activities                                        4,220,983     (1,220,514)
                                                           -----------    -----------

Net (decrease) in cash and due from banks                   (4,593,687)      (400,208)

Cash and due from banks at beginning of period               9,282,084      3,163,345
                                                           -----------    -----------
Cash and due from banks at end of period                   $ 4,688,397    $ 2,763,137
                                                           ===========    ===========
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                               $   571,455    $   535,524
                                                           ===========    ===========

Non-Cash items
  Unrealized gain  (loss) on securities available
    for sale, net of deferred income taxes                 $  (175,455)        17,064
                                                           ===========    ===========
 Investment securities transferred from held to maturity
  to available for sale                                    $              $ 2,273,966
                                                           ===========    ===========
 Acquisition of real estate in settlement of loans         $              $    73,841
                                                           ===========    ===========


                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries, Peoples Savings Bank (the "Bank") and Peoples Financial Services Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2001, the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended, December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of results that may be expected for the entire year ending September 30, 2002, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2001 audited consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

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


New Branch
----------

Peoples Savings Bank has entered into a lease agreement for a fourth branch office location in Burlington County expected to open in the fall of 2002.


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

                                       For the three months ended December 31
                             ------------------------------------------------------------

                                           2001                        2000
                             -------------------------------  ---------------------------

                                          Weighted   Per-             Weighted     Per-
                                          Average    Share            Average      Share
                              Income      Shares     Amount   Income   Shares      Amount
                              ------      ------     ------   ------   ------      ------

Net income available to
Common Shareholders           $ 44,468    360,866            $  5,875  375,782

ESOP Shares, not committed                (21,274)                     (24,312)
            to be released

RSP Shares                                (12,014)                     (14,134)
                              --------    -------   ------   --------  -------     ------
Basic earnings per share      $ 44,468    327,578   $ 0.14   $  5,875  337,336     $ 0.02

Common Stock equivalents                    2,141
                              --------    -------   ------   --------  -------     ------
Diluted earnings per share    $ 44,468    329,719   $ 0.14   $  5,875  337,336     $ 0.02
                              ========    =======   ======   ========  =======     ======


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets increased $4.0 million or 5.9% to $71.5 million at December 31, 2001 from $67.5 million at September 30, 2001. The increase was primarily attributable to a $3.1 million increase in the Bank's investment securities, a $4.9 million increase in loans receivable net, a $650,000 increase in premises and equipment increased offset by a decrease in cash and due from banks of $4.6 million. The Bank's total liabilities increased $4.2 million or 6.8%, to $66.0 million at December 31, 2001 from $61.9 million at September 30, 2001. The increase was primarily attributable to a $5.7 million increase in deposits, partially offset by a $1.5 million decrease in borrowings. The increase in loans receivable is attributable to a general increase in refinancing as well as the successful implementation of the commercial loan department. The increase in premises and equipment was due to exercising the option to purchase the building at the Mount Laurel location.

Stockholder' equity decreased $118,000 to $5.5 million or 7.8% of total assets at December 31, 2001, as compared to $5.7 million or 8.4% of total assets at September 30, 2001. The decrease in stockholders' equity is primarily attributable a change in the unrealized depreciation on available for sale securities net of taxes of $175,000 partially offset by net income of $44,000 and amortization of ESOP and Restricted Stock Plan shares of $13,000.


Results of Operations


         Net Income. The Bank's net income increased $38,000 for the quarter ended December 31, 2001 to $44,000 from $6,000 for the quarter ended December 31, 2000. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $129,000, attributable to a decrease in cost of funds as well as an increase in higher yielding loans, mainly commercial, as well as an increase in higher yielding investments, an increase in non-interest income of $13,000, partially offset by an increase in non-interest expense of $91,000 and an increase in income tax expense of $11,000. The increase in other non-interest expenses was mostly due to expenses associated with the establishing of a commercial loan department.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank received on its interest earning assets, primarily loans and investment securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $129,000, or 31.0%, to $550,000 for the quarter ended December 31, 2001 as compared to $420,000 for the quarter ended December 31, 2000. The increase was primarily due to the increase in loans receivable and a decrease in the cost of funds.

         Provision for Loan Losses. Provision for loan losses was $14,800 for the three months ended December 31, 2001, as compared to $3,000 for the three months ended December 31, 2000. The provision for loan losses increased during the quarter ended December 31, 2001, due to the increase in lending and the nature of the loans.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $11,000 or 18.9% from $69,000 for the quarter ended December 31, 2000 to $80,000 for the same period in 2001. Non-interest income included a gain on sale of securities available for sale of $7,000 in 2000 and $13,000 in 2001.

         Non-Interest Expense. Non-interest expense increased $91,000 or 18.9% from approximately $480,000 for the quarter ended December 31, 2000 to $571,000 for the same period in 2001. The increase in the Bank's non-interest expense was primarily due to a $9,000 increase in other non-interest expense and an increase of $64,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees. The increase in compensation and benefits is mostly due to establishing the bank's commercial loan department.

         Income Tax Expense. Income tax expense increased $11,000 from $4,000 for the quarter ended December 31, 2000 to $15,000 for the same period in 2001. This increase in income tax expense is due to the increase in income.

Liquidity and Capital Resources

         The Bank is required to maintain levels of liquid assets considered necessary for its safe and sound operations.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2001 was $1,000, a decrease of $87,000, as compared to the same period in 2000. The decrease in 2001 was primarily due to a change in accrued interest receivable and accrued interest payable of $137,000, an increase in other assets of $22,000 and a change in accrued liabilities of $13,000 partially offset by a change in provision for loan losses of $12,000 and a change in net income of $38,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and the Bank's loan portfolio) for the three months ended December 31, 2001, totaled $8.9 million compared to a source of funds of $732,000 for the same period in 2000. The difference is attributable to an increase in net loans receivable of $4.9 million in 2001 compared to $1.3 million in 2001 purchase of securities of $3.9 million in 2001 compared to $1.0 million in 2000 and purchase of premises and equipment of $677,000 in 2001.

         Net cash provided by the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the three months ended December 31, 2001, totaled $4.2 million, compared to net cash used by financing activities of $1.2 million for the same period in 2000. The increase is attributable to a net increase in deposits of $5.8 million in 2001 offset by a repayment of borrowings of $1.5 million.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2001, with tangible, core and risk based capital ratios of 6.99%, 6.99% and 13.91%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)      Exhibits:

                   None.

         (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2001:

                   None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FARNSWORTH BANCORP, INC.


Date: February 1, 2002         By:  /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 1, 2002         By:  /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)