Form 10QSB
period 2002-03-31
FARNSWORTH BANCORP INC
filed 2002-04-26
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                               YES    X   .          NO       .
                                     ---                 ---

   Number of shares of Common Stock outstanding as of April 24, 2002: 360,866

            Transitional Small Business Disclosure Format (check one)

                               YES        .          NO       .
                                     ---                 ---

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2002
         (audited) and September 30, 2001 (audited)............................1

         Consolidated Statements of Income (loss) and Comprehensive Income
         (loss) for the three and six months ended March 31, 2002, and 2001
         (unaudited)...........................................................2

         Consolidated Statements of Cash Flows for the six months ended
         March 31, 2002 and 2001 (unaudited)...................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................5


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

Item 4.  Submission of Matters to a Vote of Security Holders...................9

Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

Signatures....................................................................10

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH 31,        SEPTEMBER 30,
                                                                    2002               2001
                                                              -----------------  --------------------
ASSETS                                                          (UNAUDITED)          (AUDITED)

Cash and due from banks                                            $ 4,745,331         $ 9,282,084
Securities available for sale                                       10,891,163           8,824,145
Securities held to maturity                                          1,805,424           2,058,245
Loans receivable, net                                               52,904,538          44,987,076
Real estate owned, net                                                       -             130,292
Accrued interest receivable                                            386,250             318,685
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                     499,800             372,600
Deferred income taxes                                                   38,373                   -
Prepaid income taxes                                                         -              15,292
Premises and equipment                                               2,112,933           1,481,675
Other assets                                                            84,844              58,642
                                                              -----------------  --------------------

         Total assets                                             $ 73,468,656        $ 67,528,736
                                                              =================  ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 65,696,605        $ 58,156,435
Borrowings from FHLB                                                 1,660,499           3,224,606
Advances by borrowers for taxes and insurance                          282,115             240,168
Accrued income taxes                                                    50,884                   -
Deferred income taxes                                                        -              80,781
Accrued interest payable                                                50,946              61,009
Accounts payable and other accrued
  expenses                                                              96,272             100,297
                                                              -----------------  --------------------

         Total liabilities                                          67,837,321          61,863,296
                                                              -----------------  --------------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued, 360,866 shares outstanding         37,985              37,985
Additional paid in capital                                           3,396,262           3,396,262
Retained earnings substantially restricted                           2,746,007           2,585,704
Treasury stock                                                        (185,172)           (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                                 (190,264)           (204,774)
Unissued restricted stock plan shares                                  (93,613)           (105,444)
Accumulated other comprehensive income (loss), unrealized
  (depreciation) appreciation on available for sale securities
  net of taxes.                                                        (79,870)            140,879
                                                              -----------------  --------------------

         Total stockholders' equity                                  5,631,335           5,665,440
                                                              -----------------  --------------------

         Total liabilities and
          stockholders' equity                                    $ 73,468,656        $ 67,528,736
                                                              =================  ====================

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                THREE MONTHS ENDED                 SIX  MONTHS ENDED
                                                       MARCH 31                       MARCH 31
                                              2002           2001            2002           2001
                                          -------------- --------------  -------------- ----------------
Interest income:
  Loans receivable                            $ 967,921      $ 786,882      $1,876,892     $1,564,919
  Securities                                    214,176        145,836         413,334        331,365
  Federal funds sold                             15,337         41,754          36,744         55,567
                                          -------------- --------------  -------------- ----------------
        Total interest income                 1,197,434        974,472       2,326,970      1,951,851
                                          -------------- --------------  -------------- --------------

Interest expense:
  Deposits                                      491,388        483,894       1,015,412        925,208
  Federal Home Loan Bank advances                25,745         81,453          66,707        194,252
                                          -------------- --------------  -------------- ----------------
        Total interest expense                  517,133        565,347       1,082,119      1,119,460
                                          -------------- --------------  -------------- ----------------
Net interest income                             680,301        409,125       1,244,851        832,391

Provision for loan losses                        26,984          9,245          41,772         12,245
                                          -------------- --------------  -------------- ----------------

        Net interest income after
          provision for loan losses             653,317        399,880       1,203,079        820,146
                                          -------------- --------------  -------------- ----------------
Noninterest income:
  Fees and other service charges                 69,836         55,442         136,935        118,013
  Net realized gain on available for
    sale securities                              18,690         26,919          31,948         33,919
                                          -------------- --------------  -------------- ----------------
        Total noninterest income                 88,526         82,361         168,883        151,932
                                          -------------- --------------  -------------- --------------

Noninterest expense:
  Compensation and benefits                     287,404        237,513         575,897        462,427
  Occupancy and equipment                        92,549         93,086         179,191        167,349
  Federal insurance premiums and
    assessments                                   2,600          2,165           5,041          4,351
  Other                                         191,455        182,453         384,530        361,092
                                          -------------- --------------  -------------- ----------------
        Total noninterest expense               574,008        515,217       1,144,659        995,219
                                          -------------- --------------  -------------- ----------------

Income (loss) before provision for income
  tax expense (benefit)                         167,835        (32,976)        227,303        (23,141)
Provision for income tax expense (benefit)       52,000        (10,572)         67,000         (6,612)
                                          -------------- --------------  -------------- --------------
        Net income (loss)                       115,835        (22,404)        160,303        (16,529)

Other Comprehensive Income, net of taxes
  Unrealized (Loss) gain on Securities
   Available for Sale                           (45,294)        64,000        (220,749)        81,064
  Reclassification adjustments for gains
    included in net income                      (18,690)       (26,919)        (31,948)       (33,919)
                                          -------------- --------------  -------------- ----------------

Comprehensive Income (loss)                    $ 51,851       $ 14,677       $ (92,394)      $ 30,616
                                          ============== ==============  ============== ================

Net income (loss) per common share:
  Basic                                        $   0.35       $  (0.07)      $    0.49       $  (0.05)
  Diluted                                      $   0.35       $  (0.07)      $    0.48       $  (0.05)

Weighted average number of shares
outstanding during the period:
 basic                                          327,578        322,420         327,578        337,314
 diluted                                        331,228        322,420         331,544        337,314

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          SIX MONTHS ENDED MARCH 31
                                                          2002              2001
                                                     ----------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                      $   160,303       $   (16,529)
                                                     ----------------  ----------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                             59,038            49,777
    Stock compensation                                        26,341                 -
    Provision for loan losses                                 41,772            12,245
    Net gain on sale of AFS securities                       (31,948)          (33,919)
    Net loss on sale of real estate owned                      1,675                 -
 Change in:
   Accrued interest receivable                               (67,565)           41,294
   Other assets                                              (26,202)         (135,754)
   Advances from borrowers                                    41,947            11,640
   Accrued and deferred income taxes                          71,190            61,173
   Accrued interest payable                                  (10,063)           (4,002)
   Other accrued liabilities                                  (4,025)          (14,885)
                                                     ----------------  ----------------

         Total adjustments                                   102,160           (12,431)
                                                     ----------------  ----------------

         Net cash provided by  (used in) operating
          activities                                         262,463           (28,960)
                                                     ----------------  ----------------

Cash flows from investing activities:

  Net increase in loans receivable                        (7,959,234)       (2,181,113)
  Proceeds from sale of REO                                  128,617                 -
  Redemption of securities, held to maturity                 252,821         2,188,765
  Redemption of securities, available for sale             1,516,409                 -
  Purchase of Federal Home Loan Bank Stock                  (127,200)                -
  Proceeds from sale of securities available for sale      2,497,925         7,762,458
  Purchase of securities held to maturity                          -        (3,625,574)
  Purchase of securities, available for sale net          (6,394,321)       (4,857,705)
  Purchase of premises and equipment                        (690,296)          (13,982)
                                                     ----------------  ----------------

         Net cash used in investing
           activities                                    (10,775,279)         (727,151)
                                                     ----------------  ----------------
Cash flows from financing activities:
  Net increase  in deposits                                7,540,170         6,950,302
  Repayment of  Federal Home Loan Bank Borrowings         (1,564,107)       (3,810,436)
                                                     ----------------  ----------------
         Net cash provided by financing
           activities                                      5,976,063         3,139,866
                                                     ----------------  ----------------

Net  (decrease) increase in cash and due from banks       (4,536,753)        2,383,755

Cash at beginning of period                                9,282,084         3,163,345
                                                     ----------------  ----------------
Cash at end of period                                    $ 4,745,331       $ 5,547,100
                                                     ================  ================

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                             $ 1,092,182       $ 1,123,462
                                                     ================  ================
    Income taxes
                                                     ================  ================

  Unrealized (loss) gain  on securities available
    for sale, net of deferred income taxes                $ (220,749)      $    81,064
                                                     ================  ================

 Investment securities transferred from held to maturity
  to available for sale                                   $        -       $ 2,273,966
                                                     ================  ================

 Acquisition of real estate in settlement of loans        $        -       $   130,291
                                                     ================  ================

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2002, the Consolidated Statements of Income (loss) and Comprehensive Income
(loss) for the three and six months ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2002, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2001 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

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

Nature of Operations
--------------------

The Company is a unitary savings and loan holding company. The Bank operates three branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real-estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals. The Company also offers brokerage, investment advisory services and insurance services to the general public through Peoples Financial Services, Inc., a subsidiary organized for the sale of mutual funds and insurance through a third party networking agreement.

New Branch
----------

Peoples Savings Bank has entered into a lease agreement for a fourth branch office location in Burlington County expected to open in the fall of 2002

NOTE 2.  Net Income Per Common Share
         ---------------------------

Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Banks's Employee Stock Ownership Plan ("ESOP") and the bank's restricted stock plan ("RSP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive generally using the treasury stock method.

                       For the three months ended March 31
                       -----------------------------------

                                                2002                                     2001
                                              Weighted         Per                      Weighted    Per
                                               Average        Share                     Average    Share
                                  Income        Shares        Amount        (Loss)       Shares    Amount
                                  ------        ------        ------        ------       ------    ------
Net income (loss) available
To Common Shareholders         $  115,835       360,866                  $ (22,404)     360,866

ESOP shares, not
Committed to be released                        (21,274)                                (24,321)

RSP Shares                                      (12,014)                                (14,134)
                               ----------       -------      ----------  ---------      -------  --------

Basic earnings per share          115,835       327,578      $     0.35    (22,404)     322,420  $  (0.07)

Common Stock equivalents                          3,650
                               ----------       -------      ----------  ---------      -------  --------

Diluted earnings per share     $  115,835       331,228      $     0.35  $ (22,404)     322,420  $  (0.07)


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

Financial Condition

         Total assets increased $5.9 million or 8.8% to $73.5 million at March 31, 2002 from $67.5 million at September 30, 2001. The increase was primarily attributable to a $7.9 million increase in the Bank's loans receivable net and an increase of $631,000 in premises and equipment partially offset by a decrease in cash and investment securities of $2.7 million. The increase in premises and equipment was attributable to the purchase of the branch building in Mt. Laurel which the bank was previously leasing. The Bank's total liabilities increased $6.0 million or 9.7%, to $67.8 million at March 31, 2002 from $61.8 million at September 30, 2001. The increase was primarily attributable to a $7.5 million increase in deposits attributable an increase in local municipal deposits, partially offset by a $1.6 million decrease in FHLB borrowings.

         Stockholder's equity decreased $34,000 to $5.6 million or 7.7% of total assets at March 31, 2002, as compared to $5.6 million or 8.4% of total assets at September 30, 2001. The decrease in stockholders' equity is primarily attributable to a change in the fair value of available for sale securities net of taxes of $221,000 partially offset by net income of $160,000.


Results of Operations


         Net Income. The Bank's net income increased $138,000 for the quarter ended March 31, 2002 to net income of $116,000 from net loss of $22,000 for the quarter ended March 31, 2001. The increase in net income was attributable to an increase in the Bank's net interest income of $271,000, partially offset by an increase in non-interest expense of $59,000 and an increase in provisions for income taxes of $63,000. For the six months ended March 31, 2002, net income increased $177,000 to $160,000 from a net loss of $17,000 for the same period in 2001.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank received on its interest earning assets, primarily loans, investments and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $253,000, or 63.4%, to $653,000 for the quarter ended March 31, 2002 as compared to $400,000 for the quarter ended March 31, 2001. The increase was primarily due to the increased interest income of $223,000 and a decrease in interest expense of $47,000 due to the decrease in cost of funds. The increase in interest income was partially due to the growth of the residential loan portfolio attributable to a high demand of real estate purchases in the Bank's lending area and a high demand of refinancing and home equity loans. This increase was also due to the implementation of a commercial loan department in the third quarter of 2001 through the hiring of an experienced commercial loan officer who has been very successful in attracting these higher yielding loans. Net interest income after provision for loan losses increased $383,000 for the six months ended March 31, 2002 compared to the same period in 2001.

         Provision for Loan Losses. Provision for loan losses was $27,000 for the three months ended March 31, 2002 compared to $9,000 for the three months ended March 31, 2001. The increase reflects the increase in the loan portfolio and the increase in commercial loans within the portfolio. For the six months ended March 31, 2002 the provision for loan losses was $42,000 compared to $12,000 for the same period in 2001.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance or that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $6,000 or 7.5% to $88,000 for the quarter ended March 31, 2002 from $82,000 for the same quarter in 2001. Non-interest income for 2002 included a gain on sale of securities available for sale of $19,000 compared to a gain of $27,000 for the same period in 2001. For the six months ended March 31, 2002, non-interest income increased $17,000, compared to the same period in 2001, this included a gain in the 2002 period on securities available for sale of $32,000 compared to a gain in 2001 of $34,000.

         Non-Interest Expense. Non-interest expense increased $59,000 or 11.4% to $574,000 for the quarter ended March 31, 2002 compared to $515,000 for the same quarter in 2001. The increase in the Bank's non-interest expense was primarily due to a $49,000 in the Bank's compensation and benefits mostly due to increased personnel and an increase of $9,000 in other expenses. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan processing fees, NOW expenses, costs related to supplies and various professional fees. For the six months ended March 31, 2002 non-interest expenses increased by $149,000 as compared to the same period in 2001, the increase was due to an increase of $113,000 in compensation and benefits, $12,000 in office occupancy and equipment and a $23,000 increase in other expenses. The increase in compensation and benefits is mostly due to establishing the Bank's commercial loan department

         Income Tax Expense (benefit). Income tax expense changed from an income tax benefit of $11,000 for the quarter ended March 31, 2001 to a $52,000 income tax expense for the same period in 2002. This change of $63,000 is due to the increase in income before income taxes of $201,000. For the six months ended March 31, 2002, the Company had income tax expense of $67,000 versus an income tax benefit of $7,000 in the same period in 2001. These changes are also due to the increase in income before income taxes.

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


         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2002 was $262,000, an increase of $291,000, compared to the same period in 2001. The increase in 2002 was primarily due to the net income for the six months ended March 31, 2002 of $160,000 versus net loss for the same period in 2001 of $17,000 and the change in other assets partially offset by a change in accrued interest receivable.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 2002 totaled $10.7 million compared to a use of funds of $700,000 for the same period in 2001. The difference is attributable to an increase in net loans receivable of $7.9 million in 2002 compared to $2.2 million in 2001 and purchase of securities of $6.4 million partially offset by the sale and redemption of securities of $4.3 million in 2002.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2002, totaled $6.0 million, compared to net cash provided by financing activities of $3.1 million for the same period in 2001. The increase is attributable to a net increase in deposits of $7.5 million in 2002 offset by a repayment of borrowings of $1.6 million in 2001.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2002, with tangible, core and risk based capital ratios of 6.99 %, 6.99% and 13.41%, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         The annual meeting of stockholders of the Registrant was held on February 19, 2002, and the following matters were voted on by stockholders:

         Election of Directors
                                                  FOR      WITHHELD
                                                  ---      --------

         George G. Aaronson,Jr.                 262,716     21,850
         Joseph H. Kelly                        262,716     21,850
         Edward Koenig, Jr.                     262,606     21,960

Item 5. Other Information
        -----------------

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a)      Exhibits:

                  None.

         (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2002:

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FARNSWORTH BANCORP, INC.


Date: April 26, 2002           By:  /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: April 26, 2002           By:  /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)