Form 10QSB
period 2002-06-30
FARNSWORTH BANCORP INC
filed 2002-08-07
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB
(Mark One)

X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 --------------

                                       OR


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

   Number of shares of Common Stock outstanding as of August 1, 2002: 360,866
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                         YES                   NO     X
                             --------             ---------

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------


Item 1.  Financial Statements...................................................

         Consolidated Statements of Financial Condition at June 30, 2002
        (unaudited) and September 30, 2001 (audited)...........................1

         Consolidated Statements of Income and Comprehensive Incomefor the
         three and nine months ended June 30, 2002, and 2001 (unaudited).......2

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2002 and 2001 (unaudited)....................................3

         Notes to Financial Statements.........................................4

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

Item 4.  Submission of Matters to a Vote of Security Holders...................9

Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

Signatures....................................................................10

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        JUNE 30       SEPTEMBER 30,
                                                          2002            2001
                                                      ------------    ------------
ASSETS                                                 (UNAUDITED)       (AUDITED)

Cash and due from banks                               $ 11,027,366    $  9,282,084
Securities available for sale                            7,395,876       8,824,145
Securities held to maturity                              1,278,394       2,058,245
Loans receivable, net                                   56,113,346      44,987,076
Real estate owned, net                                      41,797         130,292
Accrued interest receivable                                397,741         318,685
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                         499,800         372,600
Prepaid income taxes                                             -          15,292
Premises and equipment                                   2,130,773       1,481,675
Other assets                                                69,712          58,642
                                                      ------------    ------------

         Total assets                                 $ 78,954,805    $ 67,528,736
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 70,889,115    $ 58,156,435
Borrowings from FHLB                                     1,627,730       3,224,606
Advances by borrowers for taxes and insurance              298,533         240,168
Accrued income taxes                                        27,384               -
Deferred income taxes                                       35,045          80,781
Accrued interest payable                                    42,563          61,009
Accounts payable and other accrued
  expenses                                                 107,823         100,297
                                                      ------------    ------------

         Total liabilities                              73,028,193      61,863,296
                                                      ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued, 360,866 shares
  outstanding                                               37,985          37,985
Additional paid in capital                               3,396,262       3,396,262
Retained earnings substantially restricted               2,885,595       2,585,704
Treasury stock                                            (185,172)       (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                     (182,673)       (204,774)
Unissued restricted stock plan shares                      (88,033)       (105,444)
Accumulated other comprehensive income , unrealized
 appreciation on available for sale securities
  net of taxes                                              62,648         140,879
                                                      ------------    ------------

         Total stockholders' equity                      5,926,612       5,665,440
                                                      ------------    ------------
         Total liabilities and
          stockholders' equity                        $ 78,954,805    $ 67,528,736
                                                      ============    ============

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                THREE MONTHS ENDED            NINE  MONTHS ENDED
                                                       JUNE 30                      JUNE 30
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                           $ 1,031,439    $   813,610    $ 2,908,331    $ 2,378,529
  Securities                                     187,022        227,946        600,356        559,311
  Federal funds sold                              20,188         23,947         56,932         79,514
                                             -----------    -----------    -----------    -----------
        Total interest income                  1,238,649      1,065,503      3,565,619      3,017,354
                                             -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                       446,074        541,624      1,461,486      1,466,832
  Federal Home Loan Bank advances                 25,356         60,053         92,063        254,305
                                             -----------    -----------    -----------    -----------
        Total interest expense                   471,430        601,677      1,553,549      1,721,137
                                             -----------    -----------    -----------    -----------
Net interest income                              767,219        463,826      2,012,070      1,296,217

Provision for loan losses                         50,000         13,124         91,772         25,369
                                             -----------    -----------    -----------    -----------

        Net interest income after
          provision for loan losses              717,219        450,702      1,920,298      1,270,848
                                             -----------    -----------    -----------    -----------

Noninterest income:
  Fees and other service charges                  76,353         58,365        213,288        174,378
  Net realized gain on available for
    sale securities                               18,320         30,359         50,268         64,278
 Other                                                            1,000                         3,000
                                             -----------    -----------    -----------    -----------
        Total noninterest income                  94,673         89,724        263,556        241,656
                                             -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits                      335,703        252,400        911,600        714,827
  Occupancy and equipment                         85,408         90,153        264,599        257,502
  Federal insurance premiums and
    assessments                                    8,503          7,080         13,544         11,431
  Other                                          166,190        166,533        550,720        527,625
                                             -----------    -----------    -----------    -----------
        Total noninterest expense                595,804        516,166      1,740,463      1,511,385
                                             -----------    -----------    -----------    -----------

Income  before provision for income
  tax expense (benefit)                          216,088         24,260        443,391          1,119
Provision for income tax expense (benefit)        76,500          4,000        143,500         (2,612)
                                             -----------    -----------    -----------    -----------
        Net income                               139,588         20,260        299,891          3,731

Other Comprehensive Income, net of taxes
  Unrealized (Loss) gain on Securities
   Available for Sale                            142,518        (67,950)       (78,231)        76,803
  Reclassification adjustments for gains
    included in net income                       (18,320)       (30,359)       (50,268)       (64,278)
                                             -----------    -----------    -----------    -----------

Comprehensive Income (loss)                  $   263,786    $   (78,049)   $   171,392    $    16,256
                                             ===========    ===========    ===========    ===========

Net income per common share:
  Basic                                      $      0.42    $      0.06    $      0.91    $      0.01
  Diluted                                    $      0.41    $      0.06    $      0.90    $      0.01

Weighted average number of shares
 outstanding during the period:
 basic                                           330,616        322,420        330,616        322,420
 diluted                                         337,395        322,420        334,806        322,420


                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      NINE MONTHS ENDED JUNE 30, 2002
                                                             2002            2001
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    299,891    $      3,731
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                             90,769          76,040
    Stock compensation                                        39,512               -
    Provision for loan losses                                 91,772          25,369
    Net gain on sale of AFS securities                       (50,268)        (64,278)
   Net loss on sale of real estate owned                       1,675               -
 Change in:
   Accrued interest receivable                               (79,056)         34,913
   Other assets                                              (11,070)          2,069
   Advances from borrowers                                    58,365          27,008
   Accrued and deferred income taxes                          37,241          39,875
   Accrued interest payable                                  (18,446)         (8,091)
   Other accrued liabilities                                   7,526          (7,690)
                                                        ------------    ------------

         Total adjustments                                   168,020         125,215
                                                        ------------    ------------
         Net cash provided by operating
          activities                                         467,911         128,946
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                       (11,259,839)     (3,177,733)
  Proceeds from sale of REO                                  128,617               -
  Redemption of securities, held to maturity                 779,851       1,548,265
  Redemption of securities, available for sale             2,151,195          35,347
  Purchase of Federal Home Loan Bank Stock                  (127,200)              -
  Proceeds from sale of securities available for sale      7,734,375      31,223,874
  Purchase of securities held to maturity                          -        (648,750)
  Purchase of securities, available for sale net          (8,525,565)    (32,883,845)
  Purchase of premises and equipment                        (739,867)        (16,418)
                                                        ------------    ------------
         Net cash used in investing
           activities                                     (9,858,433)     (3,919,260)
                                                        ------------    ------------

Cash flows from financing activities:
  Net increase  in deposits                               12,732,680       9,149,832
  Repayment of  Federal Home Loan Bank Borrowings         (1,596,876)     (3,841,328)
                                                        ------------    ------------

         Net cash provided by financing
           activities                                     11,135,804       5,308,504
                                                        ------------    ------------

Net increase in cash and due from banks                    1,745,282       1,518,190

Cash at beginning of period                                9,282,084       3,163,345
                                                        ------------    ------------
Cash at end of period                                   $ 11,027,366    $  4,681,535
                                                        ============    ============
Supplemental  disclosure:
Cash paid during the period for:
    Interest                                            $  1,571,999    $  1,729,228
                                                        ============    ============
    Income taxes                                        $    100,000
                                                        ============    ============

  Unrealized gain  on securities available
    for sale, net of deferred income taxes              $     62,648    $     76,803
                                                        ============    ============


 Investment securities transferred from held to
   maturity to available for sale                       $          -    $  2,273,966
                                                        ============    ============

 Acquisition of real estate in settlement of loans      $     41,797    $    130,292
                                                        ============    ============

                                       3

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2002, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2002, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2001 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

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

New Branch
----------

Peoples Savings Bank has entered into a lease agreement for a fourth branch office located in Burlington County expected to open in the fall of 2002.

NOTE 2.  Net Income Per Common Share
         ---------------------------

Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Bank's Employee Stock Ownership Plan ("ESOP") and the bank's restricted stock plan ("RSP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method.

                       For the three months ended June 30
                       ----------------------------------

                                              2002     .                             2001     .
                              -------------------------------------      -------------------------------

                                             Weighted      Per-                     Weighted     Per-
                                             Average       Share                    Average      Share
                               Income        Shares        Amount        Income     Shares       Amount
                              --------       -------      ---------      ------     -------     --------

Net income available
To Common Shareholders        $139,588       360,866                   $ 20,260     360,866

ESOP Shares, not
Committed to be released                     (18,236)                               (24,312)

RSP Shares                                   (12,014)                               (14,134)
                              --------       -------      ---------      ------     -------     --------

Basic earnings per share       139,588       330,616      $    0.42      20,260     322,420     $   0.06

Common Stock equivalents                       6,779
                              --------       -------      ---------      ------     -------     --------

Diluted earnings per share    $139,588       337,395      $    0.41      20,260     322,420     $   0.06
                              ========       =======      =========      ======     =======     ========

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

Financial Condition

         Total assets increased $11.4 million or 16.9% to $79.0 million at June 30, 2002 from $67.5 million at September 30, 2001. The increase was primarily attributable to an increase in loans receivable of $11.0 million net, a $1.7 million increase in cash and an increase in premises and equipment of $649,000, partially offset by a $2.2 million decrease in the Bank's investment securities. The Bank's total liabilities increased $11.2 million or 18.0%, to $73.0 million at June 30, 2002 from $61.9 at September 30, 2001. The increase was primarily attributable to a $12.7 million increase in deposits primarily attributable to an increase in local municipal deposits and to increased deposits at the Bank's Mt. Laurel branch, offset by a $1.6 million decrease in borrowings.

         Stockholders' equity increased $261,000 to $5.9 million or 7.5% of total assets at June 30, 2002, as compared to $5.6 million or 8.4% of total assets at September 30, 2001. The increase in stockholders' equity is primarily attributable to net income of $300,000 and amortization of benefit plans of $39,000 offset by a change in the unrealized appreciation on available for sale securities net of taxes of $78,000.

Results of Operations

         Net Income. The Bank's net income increased $120,000 for the quarter ended June 30, 2002 to net income of $140,000 from net income of $20,000 for the quarter ended June 30, 2001. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $267,000, an increase in non-interest income of $5,000, offset by an increase in non-interest expense of $80,000 and an increase in income taxes of $73,000. For the nine months ended June 30, 2002 net income increased $296,000 to a net income of $300,000 from net income of $4,000 for the same period in 2001.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank receives on its interest earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $267,000, or 59.1%, to $717,000 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase was primarily due to an increase in interest income of $173,000, and a decrease in interest expense of $130,000. The increase in interest income was partially due to the growth in the residential loan portfolio, attributable to high demand of real estate purchases as well as refinancing loans and Home Equity loans. The increase was also due to the increased commercial real estate lending provided by the implementation of the Commercial Loan Department headed by an experienced Commercial Loan Officer. Net interest income after provision for loan losses increased by $649,000 for the nine months ended June 30, 2002 compared to the same period in 2001. The increase was attributed primarily to the higher lending and by a decrease in the Bank's cost of funds. The Bank's cost of funds declined as a result of lower market interest rates in addition to a lower balance of FHLB borrowings.

         Provision for Loan Losses. Provision for loan losses was $50,000 for the three months ended June 30, 2002, compared to $13,000 for the three months ended June 30, 2001. For the nine months ended June 30, 2002 the provision for loan losses was $92,000 compared to $25,000 for the same period in 2001. This increase was deemed necessary due to the increased lending volume.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $5,000 or 6.7% from $89,000 for the quarter ended June 30, 2001 to $94,000 for the same quarter in 2002. Non-interest income for 2002 included a gain on sale of securities available for sale of $18,000 compared to $30,000 for the same period in 2001. For the nine months ended June 30, 2002, non-interest income increased $22,000, compared to the same period in 2001. This increase is primarily attributed to an increase in fees and charges of $39,000 partially offset by a decrease in gains on the sale of securities of $14,000.

         Non-Interest Expense. Non-interest expense increased $80,000 or 15.5% from approximately $516,000 for the quarter ended June 30, 2001 to $596,000 for the same quarter in 2002. The increase in the Bank's non-interest expense was primarily due to a an increase of $83,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees. For the nine months ended June 30, 2002, non-interest expense increased by $229,000 to $1.7 million, compared to $1.5 million for the same period in 2001.

         Income Tax Expense (benefit). Income tax expense changed from $4,000 for the quarter ended June 30, 2001 to $77,000 income tax expense for the same period in 2002. This change of $73,000 is due to the increase in net-income for the quarter ended June 30, 2002. For the nine months ended June 30, 2002, the income tax expense was $144,000 compared to an income tax benefit of $3,000 for 2001.

         Liquidity and Capital Resources

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2002 was $468,000, an increase of $339,000. The increase in 2002 was primarily attributable to the increase in net income in 2002 of $296,000 compared to June 30, 2001, as well as additional depreciation and amortization partially offset by a change in other assets and other liabilities.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2002, totaled $9.8 million compared to a use of funds of $3.9 million for the same period in 2001. The increase is attributable to an increase in net loans receivable of $11.2 million in 2002 and purchase of premises and equipment of $740,000, partially offset by sale and redemption of securities of $2.0 million net.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2002, totaled $11.0 million, compared to net cash provided by financing activities of $5.3 million for the same period in 2001. The increase is attributable to a net increase in deposits of $12.7 million in 2002, offset by a repayment of borrowings of $1.6 million in 2002.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2002, with tangible, core and risk based capital ratios of 6.70%, 6.70% and 13.13%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:

                  99.1 Certification pursuant to 18 U.S.C. ss.1350.

         (b) Current Reports on Form 8-K filed during the quarter ended June 30, 2002:

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FARNSWORTH BANCORP, INC.


Date: August 6, 2002               By:  /s/Gary N. Pelehaty
                                      ------------------------------------------
                                        Gary N. Pelehaty
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: August 6, 2002               By:  /s/Charles Alessi
                                      ------------------------------------------
                                        Charles Alessi
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)