Form 10KSB
period 2002-09-30
FARNSWORTH BANCORP INC
filed 2002-12-23
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2002
                                 ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .
                               ------------    ------------

                           Commission File No. 0-24621

                            Farnsworth Bancorp, Inc.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               New Jersey                                   22-3591051
---------------------------------------------        ---------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
    or Organization)                                    Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                  08505
---------------------------------------------        ---------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code:           (609) 298-0723
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $5,184,000.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 13, 2002, was $3.3 million.

         As of December 16, 2002, there were issued and outstanding 360,866 shares of the issuer's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2002. (Part II)
2. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:


                                                       At September 30,
                                           ------------------------------------
                                                   2002                2001
                                           -----------------    ---------------
                                              $           %        $         %
                                                  (Dollars in thousands)
Type of Loans:
-------------
  Residential..........................    $34,185      57.8%   $27,681    60.8%
  Construction.........................      1,233       2.1        827     1.8
  Commercial real estate...............     12,365      20.9      6,952    15.3
  Commercial business..................         99       0.2        152     0.3
  Consumer loans:
    Home equity........................     10,004      16.9      9,416    20.7
    Savings account....................        120       0.2        172     0.4
    Automobile and mobile home ........        843       1.4         58     0.1
    Other..............................        269       0.5        287     0.6
                                           -------    ------    -------  ------
                                            59,118     100.0%    45,545   100.0%
                                           -------     =====    -------   =====
Less:
  Loans in process.....................        473                  103
  Deferred loan origination fees
         and costs.....................        339                  248
  Allowance for loan losses............        280                  207
                                           -------              -------
Total loans, net.......................    $58,026              $44,987
                                           =======              =======

         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $15.3 million for the year ended September 30, 2002. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                       Due     Due after
                                     within    1 through    Due after
                                     1 year     5 years      5 years     Total
                                     ------     -------      -------     -----
                                                  (In thousands)

Residential....................      $1,924     $4,942       $27,319    $34,185
Construction...................       1,233         --            --      1,233
Commercial real estate.........       2,004      1,432         8,929     12,365
Commercial business............          99         --            --         99
Consumer.......................       2,260      1,279         7,697     11,236
                                     ------    -------       -------    -------
     Total.....................      $7,520     $7,653       $43,945    $59,118
                                     ======     ======       =======    =======

         The following table sets forth the dollar amount of all loans due after September 30, 2003, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                        Floating or
                                       Fixed Rates    Adjustable Rates   Total
                                       -----------    ----------------  -------
                                                       (In thousands)
Residential...................            $32,006          $   255      $32,261
Commercial real estate........              8,992            1,369       10,361
Consumer......................              7,860            1,116        8,976
                                          -------            -----      -------
    Total.....................            $48,858           $2,740      $51,598
                                           ======            =====       ======

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2002, the Bank had $2,211,000 in ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $843,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Consumer Loans. The Bank offers non-collateralized personal loans in the amounts of up to $10,000 in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms (12 to 36 months) than many of its other loans. The Bank also offers loans with savings pledged as additional security. The Bank's consumer loans consist of home equity, savings account, automobile, mobile home and personal loans.

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

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $300,700. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  2002,   commitments  to  cover
originations of mortgage loans totaled $546,000. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was approximately $843,000 at September 30, 2002. At September 30, 2002, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $350,000 and $600,000.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2002, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $0.

                                                                                    At September 30,
                                                                                ------------------------
                                                                                   2002           2001
                                                                                 -------         ------
                                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units..........................           $  --           $  --
All other mortgage loans...............................................              --              --
                                                                                  -----           -----
Total..................................................................              --              --
                                                                                  -----           -----

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units..........................             142              18
                                                                                  -----           -----
Total..................................................................             142              18
                                                                                  -----           -----
Total non-accrual and accrual loans....................................             142              18
Real estate owned......................................................              --             130
                                                                                  -----           -----
Total nonperforming assets.............................................           $ 142           $ 148
                                                                                  =====           =====
Total non-accrual and accrual loans to net loans.......................           0.24%           0.04%
Total non-accrual and accrual loans to total assets....................           0.17%           0.03%
Total non performing assets to total assets............................           0.17%           0.22%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2002, the Bank had $750,000 of loans classified as special mention and no loans classified as substandard, doubtful or loss.

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


                                              At September 30,
                          ------------------------------------------------------
                                      2002                             2001
                          --------------------------   -------------------------
                                        Percent of                  Percent of
                                         Loans in                    Loans in
                                      Each Category                Each Category
                                         to Total                    to Total
                            Amount        Loans        Amount         Loans
                            ------        -----        ------         -----
                                          (Dollars in thousands)

Residential...............    $125         59.90%        $158          62.59%
Commercial real estate....     149         20.92           37          15.38
Commercial Business.......       1          0.17            7           0.33
Consumer .................       5         19.01            5          21.70
                              ----        ------         ----         ------
    Total allowance for
      loan losses.........    $280        100.00%        $207         100.00%
                              ====        ======         ====         ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                          At September 30,
                                                       -----------------------
                                                         2002           2001
                                                       --------       --------
                                                        (Dollars in thousands)

Total loans outstanding (1) ......................     $ 59,118       $ 45,442
                                                       ========       ========
Average loans outstanding(1) .....................     $ 53,258       $ 42,202
                                                       ========       ========

Allowance balances (at beginning of period) ......     $    207       $    186
Provision:
 Residential .....................................           (6)            40
 Commercial real estate ..........................          112             20
 Commercial Business .............................           (6)           (34)
 Consumer ........................................           16             15
Net recoveries (charge offs) .....................          (43)           (20)
                                                       --------       --------
Allowance balance (at end of period) .............     $    280       $    207
                                                       ========       ========
Allowance for loan losses as a percent of
  total loans outstanding ........................          .47%           .46%
Net loans charged off as a percent of average
  loans outstanding ..............................          .08%           .05%

--------------
(1) Excludes allowance for loan losses and deferred loan origination fees and costs.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2002 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002, which is filed as Exhibit 13 to this Form 10-KSB.

                                                               At September 30,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (In thousands)

Investments securities held-to-maturity:
  U.S. agency securities .................................    $    --    $    --
  State and local government .............................         --         --
  Mortgage-backed securities .............................      1,147      2,058
                                                              -------    -------
     Total investment securities held-to-maturity ........      1,147      2,058
                                                              -------    -------

Investment securities available-for-sale:
  Equities ...............................................         56         65
  Corporate bonds ........................................      1,957      1,406
  Mortgage-backed securities .............................      6,201      5,448
  State and local government .............................       --          115
  U.S. agency securities .................................      3,497      1,790
                                                              -------    -------
      Total investment securities available-for-sale .....     11,711      8,824
                                                              -------    -------

Interest-bearing deposits ................................      8,293      7,119
FHLB stock ...............................................        500        373
                                                              -------    -------
Other investments ........................................      8,793      7,492
                                                              -------    -------
     Total investments ...................................    $21,651    $18,374
                                                              =======    =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2002 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                         One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years  Total Investment Securities
                        ------------------  ------------------  -----------------  ------------------- -----------------------------
                                  Weighted            Weighted           Weighted            Weighted            Weighted
                        Carrying   Average  Carrying   Average  Carrying  Average  Carrying   Average  Carrying   Average   Market
                         Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value     Yield    Value
                        --------  --------   -------   -------  -------   -------   -------   -------  --------   -------   ------
                                                              (Dollars in thousands)
U.S. agency
  securities -
  Available-for-Sale...  $   --        --%     $507      3.00%     --        --%   $ 2,990      6.23% $ 3,497        5.77%  $ 3,497
Mortgage-backed
  securities...........     --        --        --        --       --        --      6,201      5.80    6,201        5.80     6,201
Corporate bonds -
  Available-for-Sale...      --        --        --        --      --        --      1,957      7.27    1,957        7.27     1,957
FHLMC stock............      56      1.14        --        --      --        --         --        --       56        1.14        56
Interest-bearing
  deposits.............   8,293      1.66        --        --      --        --         --        --    8,293        1.66     8,293
FHLB stock.............      --        --        --        --      --        --        500      4.45      500        4.45       500
Mortgage-backed
  securities
  Held-to-maturity.....      --        --        23      6.00      --        --      1,124      6.64    1,147        6.62     1,186
                         ------      ----      ----      ----   -----      ----    =------      ----  -------        ----   -------
  Total investments....  $8,349      1.66%     $530      3.13%     --        --%   $12,772      6.15% $21,651        4.34%  $21,690
                         ======      ====      ====      ====   =====      ====    =======      ====  =======        ====   =======

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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002


                                                       Certificates
           Maturity Period                              of Deposit
           ---------------                              ----------
                                                      (In thousands)

           Within three months...............              $ 7,296
           Three through six months..........                6,102
           Six through twelve months.........                2,392
           Over twelve months................                  868
                                                           -------
                                                           $16,658
                                                           =======

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

Personnel

         At September 30, 2002, the Bank had 27 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws that relate to the Company and the Bank. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

Recent Legislation to Curtail Corporate Accounting Irregularities.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

         The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and chief financial officer of the Company to personally certify certain SEC filings and financial statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

         The Act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2002.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2002, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and two branch offices.



                                                   Leased or
              Location                               Owned
              ------------------------             ---------

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

         Not applicable.

Item 3. Legal Proceedings
------- -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

(a) The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2002 (the "Annual Report"), is incorporated herein by reference.

(b)      Not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------- ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

         (d) Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                       EQUITY COMPENSATION PLAN INFORMATION
                                            (a)                       (b)                         (c)
                                                                                         Number of securities
                                   Number of securities        Weighted-average         remaining available for
                                     to be issued upon         exercise price of         future issuance under
                                        exercise of               outstanding             equity compensation
                                   outstanding options,        options, warrants      plans (excluding securities
                                   warrants and rights            and rights           reflected in column (a))
                                   --------------------           -----------          ------------------------
Equity compensation plans
  approved by shareholders
Farnsworth Bancorp, Inc.
    1999 Stock Option Plan........        26,587                    $10.625                           0
Peoples Savings Bank
    Restricted Stock Plan.........        10,631                      $ 0                             0
Equity compensation plans
  not approved by shareholders
Farnsworth Bancorp, Inc.
    2002 Stock Option Plan........        21,652                    $14.50                            0
Peoples Savings Bank
    2002 Stock Bonus Plan.........        10,826                    $    0                            0
                                          ------                    ------                      -------
     TOTAL........................        69,696                    $10.04                            0
                                          ======                     =====                      =======

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 14.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

         (a)      The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30, 2002 and 2001
         Consolidated Statements of Income and Comprehensive Income for the Years Ended
                  September 30, 2002 and 2001
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                  September 30, 2002 and 2001
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2002 and 2001
         Notes to Consolidated Financial Statements

         2.       Schedules omitted as they are not applicable.

         3.       The following exhibits are included in this Report or incorporated herein by reference:

         (a)      List of Exhibits:

          3(i)    Articles of Incorporation of Farnsworth Bancorp, Inc. *
          3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
         10.1     Employment Agreement with Gary N. Pelehaty *
         10.2     Employment Agreement with Charles Alessi *
         10.3     Severance Agreement with Elaine Denelsbeck *
         10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
         10.5     Peoples Savings Bank Restricted Stock Plan**
         10.6     Farnsworth Bancorp, Inc. 2002 Stock Option Plan
         10.7     Peoples Savings Bank 2002 Stock Bonus Plan
         13       Annual Report to Stockholders for the fiscal year ended September 30, 2001
         21       Subsidiaries of the Registrant
         23       Consent of Kronick Kalada Berdy & Co.
         99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         ------------------
          * Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.
          ** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0- 24621).

         (b) During the quarter ended September 30, 2002, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 20, 2002.

                                  FARNSWORTH BANCORP, INC.


                                  By:  /s/Gary N. Pelehaty
                                       -----------------------------------------
                                       Gary N. Pelehaty
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2002.


/s/Gary N. Pelehaty                          /s/Charles Alessi
--------------------------------------       -----------------------------------
Gary N. Pelehaty                             Charles Alessi
President and Chief Executive Officer        Vice President, Chief Financial
(Principal Executive Officer)                Officer, Secretary and Treasurer
                                             (Principal Accounting and
                                             Financial Officer)


/s/Joseph H. Kelly                           /s/George G. Aaronson, Jr.
--------------------------------------       -----------------------------------
Joseph H. Kelly                              George G. Aaronson, Jr.
Director                                     Director


/s/G. Edward Koenig, Jr.                     /s/Edgar N. Peppler
--------------------------------------       -----------------------------------
G. Edward Koenig, Jr.                        Edgar N. Peppler
Director                                     Director


/s/William H. Wainwright, Jr.                /s/Charles E. Adams
--------------------------------------       -----------------------------------
William H. Wainwright, Jr.                   Charles E. Adams
Director                                     Director

                            SECTION 302 CERTIFICATION

     I, Gary N. Pelehaty, President and Chief Executive Officer, certify that:


1. I have reviewed this annual report on Form 10-KSB of Farnsworth Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 20, 2002                    /s/Gary N. Pelehaty
                                           -------------------------------------
                                           Gary N. Pelehaty
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


    I, Charles Alessi, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Farnsworth Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 20, 2002               /s/Charles Alessi
                                      ------------------------------------------
                                      Charles Alessi
                                      Vice President and Chief Financial Officer