Form 10QSB
period 2002-12-31
FARNSWORTH BANCORP INC
filed 2003-02-04
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)
---
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2002
                                      -----------------

                                       OR

---
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from __________to__________

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

                           YES    X   .          NO        .
                               -------              -------

  Number of shares of Common Stock outstanding as of January 25, 2003: 360,866
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                           YES        .          NO     X  .
                               -------              -------

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                                Page(s)
                                                                                              -------


         Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at December 31, 2002
                  (unaudited) and September 30, 2002 (audited)                                   1

                  Consolidated Statements of Income and Comprehensive Income for the
                  three months ended December 31, 2002, and 2001 (unaudited)                     2

                  Consolidated Statements of Cash Flows for the three months ended
                  December 31, 2002 and 2001 (unaudited)                                         3

                  Notes to Financial Statements                                                  4

         Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                 5


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     10

         Item 2.           Changes in Securities and Use of Proceeds                             10

         Item 3.           Defaults upon Senior Securities                                       10

         Item 4.           Submission of Matters to a Vote of Security Holders                   10

         Item 5.           Other Information                                                     10

         Item 6.           Exhibits and Reports on Form 8-K                                      10

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      DECEMBER 31     SEPTEMBER 30,
                                                          2002            2002
                                                      ------------    ------------
ASSETS                                                 (UNAUDITED)      (AUDITED)

Cash and due from banks                               $  9,574,342    $  9,161,801
Securities available for sale                            8,402,624      11,710,884
Securities held to maturity                                961,741       1,147,300
Loans receivable, net                                   58,996,241      58,026,218
Accrued interest receivable                                395,187         390,459
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                         499,800         499,800
Prepaid income taxes                                             -               -
Premises and equipment                                   2,227,143       2,117,790
Other assets                                                88,073          99,447
                                                      ------------    ------------

         Total assets                                 $ 81,145,151    $ 83,153,699
                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 73,199,881    $ 75,288,987
Borrowings from FHLB                                     1,060,728       1,094,474
Advances by borrowers for taxes and insurance              215,194         255,953
Accrued income taxes                                       135,274          87,911
Deferred income taxes                                       69,355          71,002
Accrued interest payable                                    26,492          35,984
Accounts payable and other accrued
  expenses                                                 117,273         132,228
                                                      ------------    ------------

         Total liabilities                              74,824,197      76,966,539
                                                      ------------    ------------
Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued, 360,866 shares
  outstanding                                               37,985          37,985
Additional paid in capital                               3,396,262       3,396,262
Retained earnings substantially restricted               3,110,586       2,980,935
Treasury stock at cost 18,992 shares                      (185,172)       (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                     (166,823)       (174,414)
Common stock aquired by restricted stock plan              (41,984)        (54,765)
Accumulated other comprehensive income , unrealized
 appreciation on available for sale securities,
  net of taxes                                             170,100         186,329
                                                      ------------    ------------

         Total stockholders' equity                      6,320,954       6,187,160
                                                      ------------    ------------
         Total liabilities and
          stockholders' equity                        $ 81,145,151    $ 83,153,699
                                                      ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                              THREE MONTHS ENDED
                                                  DECEMBER 31
                                               2002           2001
                                           -----------    -----------
Interest income:
  Loans receivable                         $ 1,099,890    $   908,971
  Securities                                   190,545        199,158
  Federal funds sold                            19,240         21,407
                                           -----------    -----------
        Total interest income                1,309,675      1,129,536
                                           -----------    -----------

Interest expense:
  Deposits                                     457,525        524,024
  Federal Home Loan Bank advances               16,344         40,962
                                           -----------    -----------
        Total interest expense                 473,869        564,986
                                           -----------    -----------
Net interest income                            835,806        564,550

Provision for loan losses                       30,000         14,788
                                           -----------    -----------

        Net interest income after
          provision for loan losses            805,806        549,762
                                           -----------    -----------

Noninterest income:
  Fees and other service charges                74,359         67,099
  Net realized gain on available for
    sale loans and securities                   29,181         13,258
                                           -----------    -----------
        Total noninterest income               103,540         80,357
                                           -----------    -----------

Noninterest expense:
  Compensation and benefits                    352,644        288,493
  Occupancy and equipment                       99,709         86,642
  Federal insurance premiums and
    assessments                                  2,969          7,617
  Other                                        212,628        187,899
                                           -----------    -----------
        Total noninterest expense              667,950        570,651
                                           -----------    -----------

Income  before provision for income
  tax expense                                  241,396         59,468
Provision for income tax expense                93,700         15,000
                                           -----------    -----------
        Net income                             147,696         44,468

Other Comprehensive Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                          (16,229)      (175,455)
  Reclassification adjustments for gains
    included in net income                     (10,548)       (13,258)
                                           -----------    -----------

Comprehensive Income (Loss)                $   120,919    $  (144,245)
                                           ===========    ===========

Net income per common share:
  Basic                                    $      0.44    $      0.14
  Diluted                                  $      0.43    $      0.13

Weighted average number of shares
  outstanding during the period:
  Basic                                        335,450        327,578
  Diluted                                      342,370        329,719


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       THREE MONTHS ENDED DECEMBER 31
                                                             2002           2001
                                                        -----------    -----------
Cash flows from operating activities:
  Net income                                            $   147,696    $    44,468
                                                        -----------    -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                            32,100         27,700
    Stock compensation                                       20,372         13,170
    Provision for loan losses                                30,000         14,788
    Net gain on sale of AFS securities                      (10,548)       (13,258)
 Change in:
   Accrued interest receivable                               (4,728)       (69,931)
   Other assets                                              11,374        (20,790)
   Advances from borrowers                                  (40,759)        (3,138)
   Accrued and deferred income taxes                         45,716          8,645
   Accrued interest payable                                  (9,492)        (6,469)
   Other accrued liabilities                                (14,955)         4,928
                                                        -----------    -----------

         Total adjustments                                   59,080        (44,355)
                                                        -----------    -----------

         Net cash provided by operating
          activities                                        206,776            113
                                                        -----------    -----------
Cash flows from investing activities:

  Net increase in loans receivable                       (1,000,023)    (4,891,627)
  Proceeds from sale of REO                                       -         69,900
  Redemption of securities, held to maturity                185,559        118,949
  Redemption of securities, available for sale            2,223,872        310,155
  Proceeds from sale of securities available for sale     2,412,493        114,678
  Purchase of securities, available for sale net         (1,333,786)    (3,858,892)
  Purchase of premises and equipment                       (141,453)      (677,946)
                                                        -----------    -----------

         Net cash provided by (used in) investing
           activities                                     2,346,662     (8,814,783)
                                                        -----------    -----------

Cash flows from financing activities:
  Net (decrease) increase  in deposits                   (2,089,106)     5,752,800
  Repayment of  Federal Home Loan Bank Borrowings           (33,746)    (1,531,817)
  Dividends paid                                            (18,045)             -
                                                        -----------    -----------

         Net cash (used in) provided by financing
           activities                                    (2,140,897)     4,220,983
                                                        -----------    -----------

Net increase (decrease) in cash                             412,541     (4,593,687)

Cash at beginning of period                               9,161,801      9,282,084
                                                        -----------    -----------
Cash at end of period                                   $ 9,574,342    $ 4,688,397
                                                        ===========    ===========

Supplemental  disclosure:
  Cash paid during the period for:
    Interest                                            $   483,361    $   571,455
                                                        ===========    ===========
    Income taxes                                        $    55,757              -
                                                        ===========    ===========

  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $   (16,229)   $  (175,455)
                                                        ===========    ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2002, the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2003, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2002 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

New Branch
----------

         Peoples Savings Bank has opened its fourth branch office located in Marlton, New Jersey on January 13, 2003.

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

                             For the three months ended December 31
                             --------------------------------------

                                     2002                        2001
                                     ----                        ----

                                   Weighted   Per-              Weighted Per-
                                   Average    Share             Average  Share
                          Income   Shares     Amount  Income    Shares   Amount
                          ------   ------     ------  ------    ------   ------
Net income available
to Common Shareholders     $147,696  360,866         $44,468   360,866

ESOP Shares, not
committed to be released             (18,236)                  (21,274)

RSP Shares                            (7,180)                  (12,014)
                           --------  -------   ----- -------   -------   -----

Basic earnings per share    147,696  335,450   $0.44  44,468   327,578   $0.14

Common Stock equivalents               6,920                     2,141
                           --------  -------   ----- -------   -------   -----

Diluted earnings per share $147,696  342,370   $0.43 $44,468   329,719   $0.14
                           ========  =======   ===== =======   =======   =====


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report of Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Financial Condition

         Total assets decreased $2.0 million or 2.42% to $81.1 million at December 31, 2002 from $83.1 million at September 30, 2002. The decrease was primarily attributable to a decrease in securities available for sale of $3.3 million, partially offset by increases of $1.0 million in the Bank's loans receivable net, $412,000 in cash and due from banks and $109,000 in premises and equipment. The Bank's total liabilities decreased $2.1 million or 2.78%, to $75 million at December 31, 2002 from $77 million at September 30, 2002. The decrease was primarily attributable to a $2.1 million decrease in deposits primarily attributable to a decrease in local municipal deposits.

         Stockholders' equity increased $134,000 to $6.3 million or 7.8% of total assets at December 31, 2002, as compared to $6.2 million or 7.4% of total assets at September 30, 2002. The increase in stockholders' equity is primarily attributable to net income of $148,000 and amortization of benefit plans of $20,000 partially offset by a change in the unrealized appreciation on available for sale securities net of taxes of $16,000 and dividends paid of $18,000.

Results of Operations

         Net Income. The Bank's net income increased $103,000 for the quarter ended December 31, 2002 to $148,000 from $44,000 for the quarter ended December 31, 2001. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $256,000, an increase in non-interest income of $23,000 partially offset by an increase in non-interest expense of $97,000 and an increase in income taxes of $78,000.

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

         Net interest income after provision for loan losses increased $256,000, or 46.6%, to $806,000 for the quarter ended December 31, 2002 as compared to $550,000 for the quarter ended December 31, 2001. The increase was primarily due to an increase in interest income of $180,000, and a decrease in interest expense of $91,000. The increase in interest income was partially due to the growth in the residential loan portfolio, attributable to high demand of real estate purchases as well as refinancing loans and home equity loans. The increase was also due to the increased commercial real estate lending provided by the implementation of the Commercial Loan Department headed by an experienced commercial loan officer. The Bank's cost of funds declined as a result of lower market interest rates in addition to a lower balance of FHLB borrowings.

         Provision for Loan Losses. Provision for loan losses was $30,000 for the three months ended December 31, 2002, compared to $15,000 for the three months ended December 31, 2001. This increase was deemed necessary due to the increased lending volume.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $23,000 or 28.9% from $80,000 for the quarter ended December 31, 2001 to $103,000 for the same quarter in 2002. Non-interest income for 2002 included a gain on sale of securities available for sale of $10,000 compared to $13,000 for the same period in 2001 and a gain on sale of loans of $19,000 in 2002 versus none in 2001.

         Non-Interest Expense. Non-interest expense increased $97,000 or 17.5% from approximately $571,000 for the quarter ended December 31, 2001 to $668,000 for the same quarter in 2002. The increase in the Bank's non-interest expense was primarily due to an increase of $64,000 in the Bank's compensation and benefits as well as an increase of $13,000 in occupancy and equipment and an increase of $25,000 in other expenses. These increases were mostly attributable to the opening of the new branch in January 2003. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees.

         Income Tax Expense. Income tax expense changed from $15,000 for the quarter ended December 31, 2001 to $93,000 for the same period in 2002. This change of $78,000 is due to the increase in net-income for the quarter ended December 31, 2002. Additionally, in July 2002 New Jersey eliminated the 3% tax rate formerly applicable to thrift institutions located in New Jersey, and such institutions are now subject to the 9% tax rate applicable to New Jersey corporations.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2002 was $207,000, an increase of $207,000. The increase in 2002 was primarily attributable to the increase in net income in 2002 of $103,000 compared to December 31, 2001, as well as additional depreciation, amortization and accrued and deferred income taxes partially offset by a change in other assets and other liabilities.

         Net cash provided by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the three months ended December 31, 2002, totaled $2.3 million compared to a use of funds of $8.8 million for the same period in 2001. The increase is attributable to a decrease in net loans receivable of $4.0 million and redemptions and proceeds from sale of securities available for sale of $4.0 million in 2002 partially offset by purchase of securities of $1.3 million net.

         Net cash used in the Bank's financing activities (i.e., cash receipts primarily from net decreases in deposits and net decreases in FHLB advances) for the three months ended December 31, 2002, totaled $2.1 million, compared to net cash provided by financing activities of $4.2 million for the same period in 2001. The decrease is attributable to a net decrease in deposits of $7.8 million, and repayment of borrowings of $33,000 in 2002, versus $1.5 million in 2001.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2002, with tangible, core and risk based capital ratios of 6.94%, 6.94% and 12.50%, respectively.

Item 3.    Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

         The Registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.           Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  99.1     Certification pursuant to 18 U.S.C.ss.1350.

         (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2002:

                  On October 22, 2002, the Registrant filed a Current Report on Form 8-K to report that the Board of Directors had declared a semi-annual cash dividend of $.05 per share payable on November 14, 2002, to shareholders of record as of November 4, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FARNSWORTH BANCORP, INC.


Date: February 4, 2003          By: /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 4, 2003          By: /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                            SECTION 302 CERTIFICATION

         I, Gary N. Pelehaty, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Farnsworth Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 4, 2003                     /s/Gary N. Pelehaty
                                           -------------------------------------
                                           Gary N. Pelehaty
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Charles Alessi, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Farnsworth Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 4, 2003                /s/Charles Alessi
                                      ------------------------------------------
                                      Charles Alessi
                                      Vice President and Chief Financial Officer