Form 10QSB
period 2003-03-31
FARNSWORTH BANCORP INC
filed 2003-04-30
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________to__________.

                           Commission File No. 0-24621

                               Farnsworth Bancorp, Inc.
        -----------------------------------------------------------------
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


                                 (609)298-0723
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X . NO   .
                                                              ---    ---

Number of shares of Common Stock outstanding as of April 24, 2003: 360,866
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                     YES      .           NO   X   .
                         -----               ------

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                                              Page(s)
                                                                                            -------


Item 1.  Financial Statements

         Consolidated  Statements  of  Financial  Condition  at March  31,  2003
         (unaudited) and September 30, 2002 (audited) .........................................1


         Consolidated  Statements of Income and Comprehensive  Income (Loss) for
         the  three  and  six   months   ended   March   31,   2003,   and  2002
         (unaudited)...........................................................................2

         Consolidated  Statements  of Cash Flows for the six months  ended March
         31, 2003 and 2002 (unaudited).........................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................5

Item 3.  Controls and Procedures...............................................................9

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.....................................................................10

Item 2.  Changes in Securities and Use of Proceeds.............................................10

Item 3.  Defaults upon Senior Securities.......................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...................................10

Item 5.  Other Information.....................................................................10

Item 6.  Exhibits and Reports on Form 8-K......................................................10

Signatures.....................................................................................11

Certifications.................................................................................12-13

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     MARCH 31            SEPTEMBER 30,
                                                                      2003                   2002
                                                                   -------------         ------------
                                                                   (UNAUDITED)             (AUDITED)
ASSETS

Cash and due from banks                                            $  9,865,851          $  9,161,801
Securities available for sale                                        13,805,138            11,710,884
Securities held to maturity                                             835,024             1,147,300
Loans receivable, net                                                58,621,653            58,026,218
Accrued interest receivable                                             354,197               390,459
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                      499,800               499,800
Premises and equipment                                                2,280,230             2,117,790
Other assets                                                            101,074                99,447
                                                                   ------------          ------------

         Total assets                                              $ 86,362,967          $ 83,153,699
                                                                   ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $ 78,337,952          $ 75,288,987
Borrowings from FHLB                                                  1,026,477             1,094,474
Advances by borrowers for taxes and insurance                           322,582               255,953
Accrued income taxes                                                     24,960                87,911
Deferred income taxes                                                   101,416                71,002
Accrued interest payable                                                 26,437                35,984
Accounts payable and other accrued expenses                              71,151               132,228
                                                                   ------------          ------------

         Total liabilities                                           79,910,975            76,966,539
                                                                   ------------          ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  379,858 shares issued, 360,866 shares outstanding                      37,985                37,985
Additional paid in capital                                            3,396,262             3,396,262
Retained earnings substantially restricted                            3,232,166             2,980,935
Treasury stock at cost 18,992 shares                                   (185,172)             (185,172)
Common stock aquired by
  employee stock ownership plan (ESOP)                                 (159,234)             (174,414)
Common stock aquired by restricted stock plan                           (29,205)              (54,765)
Accumulated other comprehensive income , unrealized
  appreciation on available for sale securities,
  net of taxes.                                                         159,190               186,329
                                                                   ------------          ------------

         Total stockholders' equity                                   6,451,992             6,187,160
                                                                   ------------          ------------

         Total liabilities and stockholders' equity                $ 86,362,967          $ 83,153,699
                                                                   ============          ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         MARCH 31                        MARCH 31
                                                    2003           2002           2003           2002
                                                 -----------    -----------    -----------     -----------
Interest income:
  Loans receivable                               $ 1,128,261    $   967,921    $ 2,228,151     $ 1,876,892
  Securities                                         167,125        214,176        357,670         413,334
  Federal funds sold                                  28,562         15,337         47,802          36,744
                                                 -----------    -----------    -----------     -----------
        Total interest income                    $ 1,323,948    $ 1,197,434    $ 2,633,623     $ 2,326,970
                                                 -----------    -----------    -----------     -----------

Interest expense:
  Deposits                                           433,459        491,388        890,984       1,015,412
  Federal Home Loan Bank advances                     15,341         25,745         31,685          66,707
                                                 -----------    -----------    -----------     -----------
        Total interest expense                       448,800        517,133        922,669       1,082,119
                                                 -----------    -----------    -----------     -----------
Net interest income                                  875,148        680,301      1,710,954       1,244,851

Provision for loan losses                             19,820         26,984         49,820          41,772
                                                 -----------    -----------    -----------     -----------

        Net interest income after
          provision for loan losses                  855,328        653,317      1,661,134       1,203,079
                                                 -----------    -----------    -----------     -----------
Noninterest income:
  Fees and other service charges                      66,877         69,836        141,236         136,935
  Net realized gain on available for
    sale loans and securities                         38,049         18,690         67,230          31,948
                                                 -----------    -----------    -----------     -----------
        Total noninterest income                     104,926         88,526        208,466         168,883
                                                 -----------    -----------    -----------     -----------

Noninterest expense:
  Compensation and benefits                          416,361        287,404        769,005         575,897
  Occupancy and equipment                            138,094         92,549        237,803         179,191
  Federal insurance premiums and
    assessments                                        3,126          2,600          6,095           5,041
  Other                                              212,240        191,455        424,868         384,530
                                                 -----------    -----------    -----------     -----------
        Total noninterest expense                    769,821        574,008      1,437,771       1,144,659
                                                 -----------    -----------    -----------     -----------

Income  before provision for income
  tax expense                                        190,433        167,835        431,829         227,303
Provision for income tax expense                      68,853         52,000        162,553          67,000
                                                 -----------    -----------    -----------     -----------
        Net income                                   121,580        115,835        269,276         160,303

Other Comprehensive Income (Loss), net of taxes
  Unrealized gain (loss) on Securities
   Available for Sale                                 17,319        (45,294)        11,638        (220,749)
  Reclassification adjustments for gains
    included in net income                           (28,229)       (18,690)       (38,777)        (31,948)
                                                 -----------    -----------    -----------     -----------

Comprehensive Income (Loss)                      $   110,670    $    51,851    $   242,137     $   (92,394)
                                                 ===========    ===========    ===========     ===========

Net income  per common share:
  Basic                                          $      0.36    $      0.35    $      0.80     $      0.49
  Diluted                                        $      0.35    $      0.35    $      0.78     $      0.48

Weighted average number of shares outstanding
    during the period:
  Basic                                              335,450        327,578        335,450         327,578
  Diluted                                            349,102        331,228        345,736         331,544

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED MARCH 31
                                                           2003              2002
                                                        -----------      -----------
Cash flows from operating activities:
  Net income                                            $   269,276      $   160,303
                                                        -----------      -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                            69,668           59,038
    Stock compensation                                       40,742           26,341
    Provision for loan losses                                49,820           41,772
    Net gain on sale of AFS securities                      (38,777)         (31,948)
    Net gain loans sold                                     (28,453)               -
    Net loss on sale of real estate owned                         -            1,675
 Change in:
   Accrued interest receivable                               36,262          (67,565)
   Other assets                                              (1,627)         (26,202)
   Advances from borrowers                                   66,629           41,947
   Accrued and deferred income taxes                         15,919           71,190
   Accrued interest payable                                  (9,547)         (10,063)
   Other accrued liabilities                                (61,077)          (4,025)
                                                        -----------      -----------

         Total adjustments                                  139,559          102,160
                                                        -----------      -----------

         Net cash provided by operating activities          408,835          262,463
                                                        -----------      -----------

Cash flows from investing activities:

  Net increase in loans receivable                       (2,458,285)      (7,959,234)
  Proceeds from sale of loans                             1,811,953                -
  Proceeds from sale of REO                                       -          128,617
  Redemption of securities, held to maturity                311,441          252,821
  Redemption of securities, available for sale            2,524,675        1,516,409
  Purchase of Federal Home Loan Bank Stock                        -         (127,200)
  Proceeds from sale of securities available for sale     7,789,593        2,497,925
  Purchase of securities, available for sale net        (12,414,977)      (6,394,321)
  Purchase of premises and equipment                       (232,108)        (690,296)
                                                        -----------      -----------

         Net cash used in investing                      (2,667,708)     (10,775,279)
                                                        -----------      -----------

Cash flows from financing activities:
  Net increase  in deposits                               3,048,965        7,540,170
  Repayment of  Federal Home Loan Bank Borrowings           (67,997)      (1,564,107)
  Dividends paid                                            (18,045)               -
                                                        -----------      -----------

         Net cash provided by financing activities        2,962,923        5,976,063
                                                        -----------      -----------

Net increase (decrease) in cash                             704,050       (4,536,753)

Cash at beginning of period                               9,161,801        9,282,084
                                                        -----------      -----------
Cash at end of period                                   $ 9,865,851      $ 4,745,331
                                                        ===========      ===========

Supplemental  disclosure:
  Cash paid during the period for:

    Interest                                            $   932,216      $ 1,092,182
                                                        ===========      ===========
    Income taxes                                        $   239,336                -
                                                        ===========      ===========

  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $   (27,139)      $ (220,749)
                                                        ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

     The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2003, the Consolidated Statements of Income and Comprehensive Income (loss) for the three and six months ended March 31, 2003 and 2002, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and 2002. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2003, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2002 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

Nature of Operations
--------------------

     The Company is a unitary savings and loan holding company. The Bank operates four branches in Burlington County, New Jersey. The Bank offers customary banking services, including accepting checking, savings and time deposits and the making of commercial, real-estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals.

     The Company also offers brokerage, investment advisory services and insurance services to the general public through Peoples Financial Services, Inc., a subsidiary organized for the sale of mutual funds and insurance through a third party networking agreement.

New Branch
----------

Peoples Savings Bank opened its fourth branch office located in Marlton, New Jersey on January 13, 2003.

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

                       For the three months ended March 31
                       -----------------------------------

                                                2003                                   2002
                                              Weighted      Per                      Weighted       Per
                                               Average     Share                      Average      Share
                                  Income        Shares     Amount        Income       Shares       Amount
                                  ------      --------     ------        ------       ------       ------

Net income available
to common shareholders         $  121,580      360,866                 $ 115,835       360,866

ESOP shares, not
committed to be released                       (18,236)                                (21,274)

RSP shares                                     ( 7,180)                                (12,014)
                               ----------      -------     ------      ---------       -------      ------

Basic earnings per share          121,580      335,450     $ 0.36        115,835       327,578      $ 0.35

Common stock equivalents                        10,286                                   3,650
                               ----------      -------     ------      ---------       -------      ------

Diluted earnings per share     $  121,580      349,102     $ 0.35      $ 115,835       331,228      $ 0.35
                               ==========      =======     ======      =========       =======      ======


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

Financial Condition

     Total assets increased $3.2 million or 3.9% to $86.4 million at March 31, 2003 from $83.2 million at September 30, 2002. The increase was primarily attributable to a $2.5 million increase in the Bank's securities available for sale, an increase of $595,000 in loans receivable net and an increase of $162,000 in premises and equipment. The increase in securities available for sale was primarily due to the additional funds available to invest. The Bank's total liabilities increased $2.9 million or 3.8%, to $79.9 million at March 31, 2003 from $77.0 million at September 30, 2002. The increase in total liabilities was primarily attributable to a $3.0 million increase in deposits attributable in part to the opening of our new branch office located in Marlton New Jersey, partially offset by a $68,000 decrease in FHLB borrowings.

     Stockholder's equity increased $265,000 to $6.5 million or 7.5% of total assets at March 31, 2003, as compared to $6.2 million or 7.5% of total assets at September 30, 2002. The increase in stockholders' equity is primarily attributable to net income of $269,000 partially offset by a change in the fair value of available for sale securities net of taxes of $27,000, cash dividend of $18,000 and amortization of benefit plans.

Results of Operations

     Net Income. The Bank's net income increased $6,000 for the quarter ended March 31, 2003 to net income of $122,000 from net income of $116,000 for the quarter ended March 31, 2002. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $202,000, and an increase in non-interest income of $16,000, partially offset by an increase in non-interest expense of $196,000 and an increase in provision for income taxes of $17,000. For the six months ended March 31, 2003, net income increased $109,000 to $269,000 from net income of $160,000 for the same period in 2002.

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

     Net interest income after provision for loan losses increased $202,000, or 30.9%, to $855,000 for the quarter ended March 31, 2003 as compared to $653,000 for the quarter ended March 31, 2002. The increase was primarily due to the increased interest income of $127,000 and a decrease in interest expense of $68,000 due to the decrease in cost of funds. The increase in interest income was partially due to the growth of the residential loan portfolio attributable to a high demand for real estate purchases in the Bank's lending area and a high volume of mortgage loan refinancing and home equity loans. Net interest income after provision for loan losses increased $458,000 for the six months ended March 31, 2003 compared to the same period in 2002.

     Provision for Loan Losses. Provision for loan losses was $19,000 for the three months ended March 31, 2003 compared to $27,000 for the three months ended March 31, 2002. The decrease reflects managements assessment of the credit risks in the loan portfolio and the level of charge-offs and non performing loans. For the six months ended March 31, 2003 the provision for loan losses was $50,000 compared to $42,000 for the same period in 2002.

     Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance or that such losses will not exceed the estimated amount.

     Non-Interest Income. Non-interest income increased $17,000 or 19.3% to $105,000 for the quarter ended March 31, 2003 from $88,000 for the same quarter in 2002. Non-interest income for 2003 included a gain on sale of securities available for sale of $28,000 compared to a gain of $19,000 for the same period in 2002 and gain on sale of loans of $10,000 versus none in the prior year. For the six months ended March 31, 2003, non-interest income increased $39,000, compared to the same period in 2002, this included a gain in the 2002 period on securities available for sale of $39,000 compared to a gain in 2002 of $32,000 and a gain on sale of loans of $28,000 versus none in 2002.

     Non-Interest Expense. Non-interest expense increased $196,000 or 34.0% to $770,000 for the quarter ended March 31, 2003 compared to $574,000 for the same quarter in 2002. The increase in the Bank's non-interest expense was primarily due to a $129,000 increase in the Bank's compensation and benefits mostly due to increased personnel needed for the new branch office, an increase in the office occupancy and equipment expense of $46,000, and an increase of $21,000 in other expenses. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees. For the six months ended March 31, 2003 non-interest expenses increased by $293,000 as compared to the same period in 2002, the increase was due to an increase of $193,000 in compensation and benefits, $59,000 in office occupancy and equipment and a $40,000 increase in other expenses. The increase in compensation and benefits is mostly due to establishing the Bank's commercial loan department and the new branch office.

     Income Tax Expense Income tax expense increased by $17,000 to $69,000 for the quarter ended March 31, 2003 compared to $52,000 for the quarter ended March 31, 2002. The increase was attributable to the increase in pretax income of $23,000 and to the elimination of the 3% New Jersey tax rate, which formerly applied to thrift institutions located in New Jersey. This Savings Institutions Tax Rate was eliminated in July 2002 and replaced by the 9% Corporate Tax Rate. For the six months ended March 31, 2003 income tax expense increased by $96,000 to $163,000 from $67,000 the prior year.

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

     Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2003 was $409,000, an increase of $147,000, compared to the same period in 2002. The increase in 2003 was primarily due to the increase net income for the six months ended March 31, 2003 of $109,000 and the change in accrued interest receivable partially offset by a change in other accrued liabilities.

     Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 2003 totaled $2.7 million compared to a use of funds of $10.8 million for the same period in 2002. The difference is attributable to an increase in loans receivable net, of $675,000 in 2003 compared to an increase of $8.0 million in 2002 and purchases of securities net of redemptions and sales of $1.7 million in 2003 compared to 2.2 million in 2002.

     Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2003, totaled $2.9 million, compared to net cash provided by financing activities of $6.0 million for the same period in 2002. The decrease is attributable to a net increase in deposits of $3.0 million in 2003, versus an increase of $7.5 million in 2002.

     Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2003, with tangible, core and risk based capital ratios of 6.68%, 6.68% and 13.35%, respectively.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Registrant was not engaged in any material legal proceedings during the quarter ended March 31, 2003. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Registrant was held on February 18, 2003, and the following matters were voted on by stockholders:

         Election of Directors             FOR              WITHHOLD
         ---------------------           -------            --------
           Edgar N. Peppler              315,512              300
           Gary N. Pelehaty              315,812               --

         Ratification of the Appointment of Auditor     FOR    AGAINST   ABSTAIN
         ------------------------------------------   -------  -------   -------
                                                      314,832    --        980

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits:

             99.1     Certification pursuant to 18 U.S.C.ss.1350.

         (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2003:

             None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FARNSWORTH BANCORP, INC.



Date: April 30, 2003            By: /s/ Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: April 30, 2003            By: /s/ Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


                                      /s/ Gary N. Pelehaty
                                      --------------------------------------
Date: April 30, 2003                  Gary N. Pelehaty
                                      President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


                                      /s/ Charles Alessi
                                      ------------------------------------------
Date: April 30, 2003                  Charles Alessi
                                      Vice President and Chief Financial Officer