Form 10QSB
period 2003-06-30
FARNSWORTH BANCORP INC
filed 2003-07-30
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                           YES    X              NO
                               -------              ---------

   Number of shares of Common Stock outstanding as of August 1, 2003: 360,866
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                           YES                   NO     X
                               -------              ---------

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                  Page(s)
                                                                                -------

Item 1.  Financial Statements........................................................

          Consolidated  Statements  of  Financial  Condition  at June  30,  2003
          (unaudited) and September 30, 2002 (audited)..............................1

          Consolidated  Statements  of Income and  Comprehensive  Income for the
          three and nine months ended June 30, 2003, and 2002 (unaudited)...........2

          Consolidated  Statements  of Cash Flows for the nine months ended June
          30, 2003 and 2002 (unaudited).............................................3

         Notes to Financial Statements..............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................5

Item 3.  Controls and Procedures....................................................9

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..........................................................10

Item 2.  Changes in Securities and Use of Proceeds..................................10

Item 3.  Defaults upon Senior Securities............................................10

Item 4.  Submission of Matters to a Vote of Security Holders........................10

Item 5.  Other Information..........................................................10

Item 6.  Exhibits and Reports on Form 8-K...........................................10

Signatures..........................................................................11


                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         JUNE 30      SEPTEMBER 30,
                                                          2003            2002
                                                      ------------    ------------
ASSETS                                                  (UNAUDITED)      (AUDITED)

Cash and due from banks                               $ 10,362,947    $  9,161,801
Securities available for sale                           16,116,589      11,710,884
Securities held to maturity                                599,601       1,147,300
Loans receivable, net                                   58,628,524      58,026,218
Accrued interest receivable                                358,908         390,459
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                         507,400         499,800
Premises and equipment                                   2,275,574       2,117,790
Other assets                                                72,912          99,447
                                                      ------------    ------------

         Total assets                                 $ 88,922,455    $ 83,153,699
                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 80,662,718    $ 75,288,987
Borrowings from FHLB                                       991,717       1,094,474
Advances by borrowers for taxes and insurance              379,001         255,953
Accrued income taxes                                       121,257          87,911
Deferred income taxes                                       49,085          71,002
Accrued interest payable                                    19,366          35,984
Accounts payable and other accrued
  expenses                                                  98,409         132,228
                                                      ------------    ------------

         Total liabilities                              82,321,553      76,966,539
                                                      ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 379,858 shares issued, 360,866 shares
  outstanding                                               37,985          37,985
Additional paid in capital                               3,396,262       3,396,262
Retained earnings substantially restricted               3,364,231       2,980,935
Treasury stock                                            (185,172)       (185,172)
Common stock acquired by
 employee stock ownership plan (ESOP)                     (151,644)       (174,414)
Unissued restricted stock plan shares                      (16,425)        (54,765)
Accumulated other comprehensive income , unrealized
 appreciation on available for sale securities
  net of taxes                                             155,665         186,329
                                                      ------------    ------------

         Total stockholders' equity                      6,600,902       6,187,160
                                                      ------------    ------------

         Total liabilities and
          stockholders' equity                        $ 88,922,455    $ 83,153,699
                                                      ============    ============

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               THREE MONTHS ENDED            NINE  MONTHS ENDED
                                                     JUNE 30                      JUNE 30
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                         $ 1,099,298    $ 1,031,439    $ 3,327,449    $ 2,908,331
  Securities                                   199,146        187,022        556,816        600,356
  Federal funds sold                            21,303         20,188         69,105         56,932
                                           -----------    -----------    -----------    -----------
        Total interest income                1,319,747      1,238,649      3,953,370      3,565,619
                                           -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                     407,300        446,074      1,298,284      1,461,486
  Federal Home Loan Bank advances               14,829         25,356         46,514         92,063
                                           -----------    -----------    -----------    -----------
        Total interest expense                 422,129        471,430      1,344,798      1,553,549
                                           -----------    -----------    -----------    -----------
Net interest income                            897,618        767,219      2,608,572      2,012,070

Provision for loan losses                       10,000         50,000         59,820         91,772
                                           -----------    -----------    -----------    -----------

        Net interest income after
          provision for loan losses            887,618        717,219      2,548,752      1,920,298
                                           -----------    -----------    -----------    -----------

Noninterest income:
  Fees and other service charges                67,444         76,353        208,680        213,288
  Net realized gain on available for
    sale loans and securities                   55,207         18,320        122,437         50,268
                                           -----------    -----------    -----------    -----------
        Total noninterest income               122,651         94,673        331,117        263,556
                                           -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits                    439,118        335,703      1,208,123        911,600
  Occupancy and equipment                      117,754         85,408        355,557        264,599
  Federal insurance premiums and
    assessments                                  9,772          8,503         15,867         13,544
  Other                                        198,118        166,190        622,986        550,720
                                           -----------    -----------    -----------    -----------
        Total noninterest expense              764,762        595,804      2,202,533      1,740,463
                                           -----------    -----------    -----------    -----------

Income  before provision for income
  tax expense                                  245,507        216,088        677,336        443,391
Provision for income tax expense                94,449         76,500        257,002        143,500
                                           -----------    -----------    -----------    -----------
        Net income                             151,058        139,588        420,334        299,891

Other Comprehensive Income, net of taxes
  Unrealized (Loss) gain on Securities
   Available for Sale                           23,355        142,518         34,993        (78,231)
  Reclassification adjustments for gains
    included in net income                     (26,880)       (18,320)       (65,657)       (50,268)
                                           -----------    -----------    -----------    -----------

Comprehensive Income                       $   147,533    $   263,786    $   389,670    $   171,392
                                           ===========    ===========    ===========    ===========

Net income  per common share:
  Basic                                    $      0.44    $      0.42    $      1.23    $      0.91
  Diluted                                  $      0.43    $      0.41    $      1.19    $      0.90

Weighted average number of shares
 outstanding during the period:
 basic                                         340,617        330,616        340,617        330,616
 diluted                                       354,540        337,395        352,115        334,806

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED JUNE 30
                                                            2003            2002
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    420,334    $    299,891
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                            109,034          90,769
    Stock compensation                                        61,110          39,512
    Provision for loan losses                                 59,820          91,772
    Net gain on sale of AFS securities                       (65,658)        (50,268)
    Net gain on loans sold                                   (46,779)
   Net loss on sale of real estate owned                           -           1,675
 Change in:
   Accrued interest receivable                                31,551         (79,056)
   Other assets                                               26,535         (11,070)
   Advances from borrowers                                   123,048          58,365
   Accrued and deferred income taxes                          33,873          37,241
   Accrued interest payable                                  (16,618)        (18,446)
   Other accrued liabilities                                 (33,819)          7,526
                                                        ------------    ------------

         Total adjustments                                   282,097         168,020
                                                        ------------    ------------
         Net cash provided by operating
          activities                                         702,431         467,911
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                          (662,126)    (11,259,839)
  Proceeds from sale of REO                                        -         128,617
  Redemption of securities, held to maturity                 547,699         779,851
  Redemption of securities, available for sale             4,237,701       2,151,195
  Purchase of Federal Home Loan Bank Stock                    (7,600)       (127,200)
  Proceeds from sale of securities available for sale     11,270,219       7,734,375
  Purchase of securities, available for sale net         (19,852,296)     (8,525,565)
  Purchase of premises and equipment                        (268,818)       (739,867)
                                                        ------------    ------------
         Net cash used in investing
           activities                                     (4,735,221)     (9,858,433)
                                                        ------------    ------------
Cash flows from financing activities:
  Net increase  in deposits                                5,373,731      12,732,680
  Repayment of  Federal Home Loan Bank Borrowings           (102,757)     (1,596,876)
  Dividends paid                                             (37,038)              -
                                                        ------------    ------------

         Net cash provided by financing
           activities                                      5,233,936      11,135,804
                                                        ------------    ------------

Net increase in cash and due from banks                    1,201,146       1,745,282

Cash at beginning of period                                9,161,801       9,282,084
                                                        ------------    ------------
Cash at end of period                                   $ 10,362,947    $ 11,027,366
                                                        ============    ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $  1,361,416    $  1,571,999
                                                        ============    ============
    Income taxes                                        $    100,000    $    100,000
                                                        ============    ============

  Unrealized gain (loss)  on securities available
    for sale, net of deferred income taxes              $    (30,664)   $     62,648
                                                        ============    ============

 Acquisition of real estate in settlement of loans      $          -    $     41,797
                                                        ============    ============

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  Presentation of Financial Information
         -------------------------------------


         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2003, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2003, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2002 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

                       For the three months ended June 30
                       ----------------------------------

                                            2003                                  2002
                           -----------------------------------   ---------------------------------
                                           Weighted     Per                      Weighted   Per
                                           Average      Share                    Average    Share
                             Income        Shares       Amount      Income       Shares     Amount
                             ------        ------       ------      ------       ------     ------
Net income available
To Common Shareholders     $ 151,058      360,866                 $ 139,588     360,866

ESOP Shares, not
Committed to be released                  (15,197)                              (18,236)

RSP Shares                                 (5,052)                              (12,014)
                           -----------------------------------    ---------------------------------

Basic earnings per share     151,058      340,617       $ 0.44      139,588     330,616      $ 0.42

Common Stock equivalents                   13,923                                 6,779
                           -----------------------------------    ---------------------------------

Diluted earnings per share $ 151,058      354,540       $ 0.43    $ 139,588     337,395      $ 0.41
                           ======================                 =====================


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


Financial Condition


         Total assets increased $5.7 million or 6.9% to $88.9 million at June 30, 2003 from $83.2 million at September 30, 2002. The increase was primarily attributable to an increase in securities available for sale of $4.4 million net, a $1.2 million increase in cash and an increase in loans receivable of $602,000, partially offset by a $548,000 decrease in the Bank's held to maturity securities. The Bank's total liabilities increased $5.4 million or 6.9%, to $82.3 million at June 30, 2003 from $76.9 million at September 30, 2002. The increase was primarily attributable to a $5.4 million increase in deposits primarily attributable to general market conditions and the new branch office located in Marlton, New Jersey.

         Stockholders' equity increased $414,000 to $6.6 million or 7.4% of total assets at June 30, 2003, as compared to $6.2 million or 7.4% of total assets at September 30, 2002. The increase in stockholders' equity is primarily attributable to net income of $420,000 and amortization of benefit plans of $61,000 partially offset by a change in the unrealized appreciation on available for sale securities net of taxes of $31,000

Results of Operations

         Net Income. The Bank's net income increased $11,000 for the quarter ended June 30, 2003 to net income of $151,000 from net income of $140,000 for the quarter ended June 30, 2002. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $171,000, an increase in non-interest income of $28,000, offset by an increase in non-interest expense of $169,000 and an increase in income taxes of $18,000. For the nine months ended June 30, 2003 net income increased $120,000 to a net income of $420,000 from net income of $300,000 for the same period in 2002.

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

         Net interest income after provision for loan losses increased $171,000, or 23.7%, to $888,000 for the quarter ended June 30, 2003 as compared to $717,000 for the quarter ended June 30, 2002. The increase was primarily due to an increase in interest income of $81,000, and a decrease in interest expense of $49,000. The increase in interest income was partially due to the growth in the residential loan portfolio, attributable to high demand of real estate purchases as well as refinancing loans and home equity loans. Net interest income after provision for loan losses increased by $628,000 for the nine months ended June 30, 2003 compared to the same period in 2002. The increase was attributed primarily to the higher lending and a decrease in the Bank's cost of funds. The Bank's cost of funds declined as a result of lower market interest rates in addition to a lower balance of FHLB borrowings.

         Provision for Loan Losses. Provision for loan losses was $10,000 for the three months ended June 30, 2003, compared to $50,000 for the three months ended June 30, 2002. For the nine months ended June 30, 2003 the provision for loan losses was $60,000 compared to $92,000 for the same period in 2002. The loan loss provision decreased during the two fiscal periods due to the constant level in the balance of loans receivable.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $28,000 or 29.5% from $95,000 for the quarter ended June 30, 2002 to $123,000 for the same quarter in 2003. Non-interest income for 2003 included a gain on sale of loans and securities available for sale of $55,000 compared to $18,000 for the same period in 2002. For the nine months ended June 30, 2003, non-interest income increased $68,000, compared to the same period in 2002. This increase is primarily attributed to an increase in gains on the sale of loans and securities available for sale of $72,000.

         Non-Interest Expense. Non-interest expense increased $169,000 or 28.3% from approximately $596,000 for the quarter ended June 30, 2002 to $765,000 for the same quarter in 2003. The increase in the Bank's non-interest expense was primarily due to a an increase of $103,000 in the Bank's compensation and benefits, and an increase of $32,000 in the Bank's occupancy and equipment expense and an increase of $32,000 in other expenses. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees. For the nine months ended June 30, 2003, non-interest expense increased by $462,000 to $2.2 million, compared to $1.7 million for the same period in 2002.

         Income Tax Expense Income tax expense increased by $18,000 to $94,000 for the quarter ended June 30, 2003 compared to $77,000 for the quarter ended June 30, 2002. The increase was attributable to the increase in pretax income of $28,000 and to the elimination of the 3% New Jersey tax rate, which formerly applied to thrift institutions located in New Jersey. This Savings Institutions Tax Rate was eliminated in July 2002 and replaced by the 9% Corporate Tax Rate. For the nine months ended June 30, 2003 income tax expense increased by $113,000 to $257,000 from $144,000 the prior year.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2003 was $702,000, an increase of $235,000. The increase in 2003 was primarily attributable to the increase in net income in 2003 of $120,000 compared to June 30, 2002, the change in accrued interest receivable, partially offset by the net gain on loans sold.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2003, totaled $4.7 million compared to $9.9 million for the same period in 2002. The decrease is attributable to a decrease in cash used for net loans receivable of $10.6 million and an increase in cash provided by sale and redemption of securities of $5.4 million offset by an increase in cash used for purchase of securities of $11.3 million.

         Net cash provided by the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2003, totaled $5.2 million, compared to net cash provided by financing activities of $11.1 million for the same period in 2002. The decrease is attributable to a net decrease in deposits of $7.4 million in 2003, partially offset by a repayment of borrowings of $1.5 million and payment of dividends of $37,000.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2003, with tangible, core and risk based capital ratios of 6.86%, 6.86% and 12.68%, respectively.

Item 3.  Controls and Procedures

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Registrant was not engaged in any material legal proceedings during the quarter ended June, 2003. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:

             99.1     Certification pursuant to 18 U.S.C.ss.1350.

          (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2003:

               On April 18, 2003, the Registrant filed a Current Report on Form 8-K dated April 18, 2003, to report that the Board of Directors had declared a semi-annual cash dividend of $.05 per share payable on May 12, 2003, to shareholders of record as of May 1, 2003. (Items 5 and 7)

               On May 5, 2003, the Registrant filed a Current Report on Form 8-K dated May 5, 2003, to report earnings for the quarter and fiscal year ended March 31, 2003. (Items 7 and 12)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FARNSWORTH BANCORP, INC.


Date: July 30, 2003             By: /s/ Gary N. Pelehaty
                                    -------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: July 30, 2003             By: /s/ Charles Alessi
                                    -------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)