Form 10KSB
period 2003-09-30
FARNSWORTH BANCORP INC
filed 2003-12-19
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003
                                            ----------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .
                               ------------    ------------

                           Commission File No. 0-24621

                            FARNSWORTH BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New Jersey                                            22-3591051
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
    or Organization)                                         Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                      08505
---------------------------------------------                -------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:               (609) 298-0723
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $5,798,000.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 9, 2003, was $5.1 million.

         As of December 17, 2003, there were issued and outstanding 433,031 shares of the issuer's Common Stock.

       Transitional Small Business Disclosure Format (check one): YES   NO  X
                                                                     ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2003. (Part II)

2. Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

                                     PART I

     Farnsworth Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         The Company is a New Jersey corporation organized in May of 1998 at the direction of Peoples Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On September 29, 1998, the Bank completed the Conversion and became a wholly-owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank, originally founded in 1880, is a federally-chartered stock savings bank headquartered in Bordentown, New Jersey. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision
("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

LENDING ACTIVITIES

     LOAN PORTFOLIO DATA. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                          At September 30,
                                            -------------------------------------------
                                                   2003                       2002
                                            -----------------          ----------------
                                             $             %            $            %
                                            ---           ---          ---          ---
                                                       (Dollars in thousands)
Type of Loans:
-------------
  Residential............................    $31,628       50.0%     $34,185       57.8%
  Construction...........................        989        1.6        1,233        2.1
  Commercial real estate.................     18,556       29.3       12,365       20.9
  Commercial business....................         66        0.1           99        0.2
  Land...................................        986        1.6           --         --
  Consumer loans:
    Home equity..........................      8,204       13.0       10,004       16.9
    Savings account......................        205        0.3          120        0.2
    Automobile and mobile home ..........      2,304        3.6          843        1.4
    Other................................        303        0.5          269        0.5
                                              ------      -----       ------      -----
                                              63,241      100.0%      59,118      100.0%
                                              ------      =====       ------      =====
Less:
  Loans in process.......................      1,179                     473
  Deferred loan origination fees
         and costs.......................        272                     339
  Allowance for loan losses..............        328                     280
                                              ------                  ------
Total loans, net.........................    $61,462                 $58,026
                                              ======                  ======

         LOAN MATURITY. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $18,231,000 for the year ended September 30, 2003. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                   Due within       Due after
                                     1 year         1 through        Due after
                                     ------         5 years           5 years            Total
                                                    --------         --------            -----
                                                           (In thousands)

Residential....................   $  2,817          $6,549           $22,262           $31,628
Construction...................        989              --                --               989
Commercial real estate.........      2,303           3,287            12,966            18,556
Land...........................        986              --                --               986
Commercial business............         66              --                --                66
Consumer.......................      3,327           1,592             6,097            11,016
                                   -------         -------           -------            ------
     Total.....................    $10,488         $11,428           $41,325           $63,241
                                    ======          ======            ======            ======

         The following table sets forth the dollar amount of all loans due after September 30, 2004, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                            Floating or
                                        Fixed Rates        Adjustable Rates     Total
                                        -----------        ----------------     -----
                                                          (In thousands)
Residential...................            $28,167           $     644         $28,811
Commercial real estate........              1,332              14,921          16,253
Consumer......................              5,929               1,760           7,689
                                          -------             -------         -------
    Total.....................            $35,428             $17,325         $52,753
                                           ======              ======          ======

MORTGAGE LOANS:

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2003, the Bank had $3,582,000 in ARM loans.

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

         COMMERCIAL REAL ESTATE LOANS. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $912,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $322,700. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         LOAN  COMMITMENTS.   At  September  30,  2003,   commitments  to  cover
originations of mortgage loans totaled $5,465,000. The Bank believes that virtually all of its commitments will be funded.

         LOANS TO ONE BORROWER. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum limit for residential single-family construction and development loans to builders is 25% of unimpaired capital. The Bank's maximum loan to one borrower limit was approximately $1,520,000 at September 30, 2003. At September 30, 2003, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $739,000 and $986,000.

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

         NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2003, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $8,518.

                                                                                 At September 30,
                                                                              ---------------------
                                                                               2003           2002
                                                                              ------         ------
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units............................     $ 191           $  --
                                                                               ----            ----
Total....................................................................       191              --
                                                                               ----            ----

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units............................       155             142
  Permanent loans secured by other real estate...........................       134              --
                                                                               ----            ----
Total....................................................................       289             142
                                                                               ----            ----
Total non-accrual and accrual loans......................................       480             142
Real estate owned........................................................        --              --
                                                                               ----            ----
Total nonperforming assets...............................................     $ 480           $ 142
                                                                               ====            ====
Total non-accrual and accrual loans to net loans.........................     0.78%           0.24%
Total non-accrual and accrual loans to total assets......................     0.52%           0.17%
Total non performing assets to total assets..............................     0.52%           0.17%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2003, the Bank had $739,000 of loans classified as special mention and no loans classified as substandard, doubtful or loss.

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

                                                          At September 30,
                                     ------------------------------------------------------
                                              2003                          2002
                                     ------------------------      ------------------------
                                                   Percent of                    Percent of
                                                    Loans in                      Loans in
                                                      Each                          Each
                                                    Category                      Category
                                                    to Total                      to Total
                                     Amount          Loans          Amount         Loans
                                     ------         --------        ------       ----------
                                                    (Dollars in thousands)
Residential.....................      $106          51.57%           $125         59.90%
Commercial real estate..........       194          29.34             149         20.92
Commercial Business.............         1           1.56               1          0.17
Consumer .......................        27          17.53               5         19.01
                                       ---         ------             ---        ------
    Total allowance for
      loan losses...............      $328         100.00%           $280        100.00%
                                       ===         ======             ===        ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                        At September 30,
                                                                    --------------------------
                                                                     2003               2002
                                                                    -------            -------
                                                                     (Dollars in thousands)
Total loans outstanding (1)..................................       $63,241            $59,118
                                                                     ======             ======
Average loans outstanding(1).................................       $61,146            $53,258
                                                                     ======             ======

Allowance balances (at beginning of period)..................       $   280            $   207
Provision:
 Residential.................................................            18                 (6)
 Commercial real estate......................................            44                112
 Commercial Business.........................................            --                 (6)
 Consumer....................................................             9                 16
Net recoveries (charge offs).................................           (23)               (43)
                                                                     ------             ------
Allowance balance (at end of period).........................       $   328            $   280
                                                                     ======             ======
Allowance for loan losses as a percent of
  total loans outstanding....................................          0.52%              0.47%
Net loans charged off as a percent of average
  loans outstanding..........................................          0.04%              0.08%

_______________
(1) Excludes allowance for loan losses, deferred loan origon fees, costs and loans in process.

INVESTMENT ACTIVITIES

     INVESTMENT SECURITIES. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

     The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

        INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003, which is filed as Exhibit 13 to this Form 10-KSB.

                                                                      At September 30,
                                                                   ---------------------
                                                                     2003         2002
                                                                   --------     --------
                                                                       (In thousands)
Investments securities held-to-maturity:
  U.S. agency securities.........................................  $     --     $      --
  State and local government.....................................        --            --
  Mortgage-backed securities.....................................       461         1,147
                                                                     ------        ------
     Total investment securities held-to-maturity................       461         1,147
                                                                     ------        ------

Investment securities available-for-sale:
  Equities.......................................................        52            56
  Corporate bonds................................................       491         1,957
  Mortgage-backed securities ....................................     8,094         6,201
  U.S. agency securities.........................................     6,367         3,497
                                                                     ------        ------
      Total investment securities available-for-sale.............    15,004        11,711
                                                                     ------        ------

Interest-bearing deposits........................................    10,639         8,293
FHLB stock.......................................................       507           500
                                                                     ------        ------
Other investments................................................    11,146         8,793
                                                                     ------        ------
     Total investments...........................................   $26,611       $21,651
                                                                     ======        ======

                                       11

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2003 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                          One Year or Less          One to Five Years         Five to Ten Years
                                         ----------------------    --------------------      ----------------------
                                                     Weighted                  Weighted                  Weighted
                                         Carrying    Average       Carrying    Average       Carrying    Average
                                           Value      Yield          Value      Yield          Value      Yield
                                          -------    -------        -------    -------        -------    -------
                                                                          (Dollars in thousands)
Available-for-Sale:
   U.S. agency securities...........     $     --        --%       $1,160      3.10%          $2,871         4.13%
   Mortgage-backed securities.......           --        --            --        --               --            --
   Corporate bonds..................           --        --            --        --               --            --
   FHLMC stock......................           52      1.14            --        --               --            --
   Interest-bearing deposits........       10,639      0.88            --        --               --            --
   FHLB stock.......................          507      4.67            --        --               --            --
Held-to-Maturity:
  Mortgage-backed securities........           --        --            --        --               --           --
                                           ------      ----          ----      -----           -----         -----
  Total investments.................      $11,198      1.02%       $1,160      3.10%          $2,871         4.13%
                                           ======      ====         =====      =====           =====         ====

                                        More than Ten Years         Total Investment Securities
                                        ---------------------     ------------------------------
                                                    Weighted                  Weighted
                                        Carrying    Average       Carrying    Average     Market
                                          Value      Yield          Value      Yield      Value
                                         -------    -------        -------    -------     ------
                                                        (Dollars in thousands)
Available-for-Sale:
   U.S. agency securities...........     $ 1,887       4.62%      $6,368       3.87%      $6,368
   Mortgage-backed securities.......       8,094       5.06        8,094       5.06        8,094
   Corporate bonds..................         490       8.04          490       8.04          490
   FHLMC stock......................          --         --           52       1.14           52
   Interest-bearing deposits........          --         --       10,639       0.88       10,639
   FHLB stock.......................          --         --          507       4.67          507
Held-to-Maturity:
  Mortgage-backed securities........         461       5.90          461       5.90          475
                                         -------       ----       ------      -----       ------
  Total investments.................     $10,932       5.16%     $26,611       4.43%     $26,625
                                          ======       ====       ======      =====       ======

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

     CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.


                                       Certificates
Maturity Period                         of Deposit
---------------                        ------------
                                      (In thousands)


Within three months...............        $6,463
Three through six months..........         2,219
Six through twelve months.........         2,872
Over twelve months................         2,241
                                          ------
                                         $13,795
                                         =======

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

PERSONNEL

     At September 30, 2003, the Bank had 31 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

REGULATION

         Set forth below is a brief description of certain laws that relate to the Company and the Bank. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

RECENT LEGISLATION TO CURTAIL CORPORATE ACCOUNTING IRREGULARITIES.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly- traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. However, the GLB Act grandfathers from this provision companies that were already unitary savings and loan holding companies before May 4, 1999 or that result from an internal reorganization of such preexisting unitary holding companies. Since the Company was a unitary savings and loan holding company before May 4, 1999, it qualifies as a grandfathered unitary savings and loan holding company. Grandfathered unitary savings and loan holding companies have no restrictions on their activities at the holding company level. However, non- grandfathered unitary savings and loan holding companies may engage only in activities authorized for savings and loan holding companies under the Home Owners' Loan Act and in banking, securities, insurance and merchant banking activities permitted for financial holding companies under the GLB Act.

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

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2003.

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

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2003, the Bank was in compliance with its QTL requirement.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

(a)      PROPERTIES.

         The Bank operates from its main office and two branch offices.


                                          Leased or
    Location                                Owned
    --------                              ---------

MAIN OFFICE:
Bordentown, New Jersey                      Owned

BRANCH OFFICES:
Florence, New Jersey                        Owned
Mount Laurel, New Jersey                    Owned
Marlton, New Jersey                        Leased


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         (a) The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2003 (the "Annual Report"), is incorporated herein by reference.

         (b) Offering of Securities and Use of Proceeds.

                  Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The Registrant has not adopted a code of ethics because its common stock trades on the OTC Bulletin Board, and thus the Registrant is not subject to the requirements of any stock exchange to have adopted such a code.

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

          (d) Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of September 30, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                                  (a)                       (b)                    (c)
                                                                                              NUMBER OF SECURITIES
                                         NUMBER OF SECURITIES        WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                                           TO BE ISSUED UPON         EXERCISE PRICE OF       FUTURE ISSUANCE UNDER
                                              EXERCISE OF               OUTSTANDING           EQUITY COMPENSATION
                                         OUTSTANDING OPTIONS,        OPTIONS, WARRANTS      PLANS (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS(1)          AND RIGHTS           REFLECTED IN COLUMN (A))
                                        -------------------          -----------------       ------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY SHAREHOLDERS
Farnsworth Bancorp, Inc.
    1999 Stock Option Plan...........           31,899                     $8.86                           0
EQUITY COMPENSATION PLANS
  NOT APPROVED BY SHAREHOLDERS
Farnsworth Bancorp, Inc.
    2002 Stock Option Plan...........           25,981                   $ 12.08                           0
                                                ------                    ------                     -------
     TOTAL..........................            57,880                   $ 10.31                           0
                                                ======                    ======                    ========

_______________
(1) Excludes 12,758 shares of unvested restricted stock granted under the Peoples Savings Bank 1999 Restricted Stock Plan and 12,343 shares of unvested restricted stock granted under the Peoples Savings Bank 2002 Stock Bonus Plan.

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

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30,
             2003 and 2002
         Consolidated Statements of Income and Comprehensive Income for
             the Years Ended September 30, 2003 and 2002
         Consolidated Statements of Changes in Stockholders' Equity for
             the Years Ended September 30, 2003 and 2002
         Consolidated Statements of Cash Flows for the Years Ended
             September 30, 2003 and 2002
         Notes to Consolidated Financial Statements

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

         3(i)     Articles of  Incorporation  of Farnsworth  Bancorp,  Inc. *
         3(ii)    Bylaws of Farnsworth Bancorp, Inc. *
         10.1     Employment Agreement with Gary N. Pelehaty *
         10.2     Employment Agreement with Charles Alessi *
         10.3     Severance Agreement with Elaine Denelsbeck *
         10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
         10.5     Peoples Savings Bank Restricted Stock Plan**
         10.6     Farnsworth Bancorp, Inc. 2002 Stock Option Plan***
         10.7     Peoples Savings Bank 2002 Stock Bonus Plan***
         13       Annual Report to Stockholders for the fiscal year ended
                     September 30, 2003
         21       Subsidiaries of the Registrant
         23       Consent of Kronick Kalada Berdy & Co.
         31       Certification pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002
         32       Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002
         ------------------
          * Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.
          ** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).
          *** Incorporated by reference to the September 30, 2002 Form 10-KSB filed with the SEC on December 23, 2002.

         (b)   Reports on Form 8-K.

               A Report on Form 8-K, dated July 29, 2003, was filed with the SEC on July 30, 2003 to announce earnings for the quarter ended June 30, 2003.

               A Report Form 8-K, dated August 5, 2003, was filed with the SEC on August 5, 2003 to announce a 20% stock dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 17, 2003.

                                   FARNSWORTH BANCORP, INC.


                                   By:/s/ Gary N. Pelehaty
                                      -----------------------------------------
                                      Gary N. Pelehaty
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 17, 2003.


/s/ Gary N. Pelehaty                         /s/ Charles Alessi
--------------------------------------       -----------------------------------
Gary N. Pelehaty                             Charles Alessi
President and Chief Executive Officer        Vice President, Chief Financial
(Principal Executive Officer)                Officer, Secretary and Treasurer
                                             (Principal Accounting and Financial
                                             Officer)



/s/ Joseph H. Kelly                          /s/ George G. Aaronson, Jr.
--------------------------------------       -----------------------------------
Joseph H. Kelly                              George G. Aaronson, Jr.
Directo                                      Director



/s/ Edward Koenig, Jr.                       /s/ Edgar N. Peppler
--------------------------------------       -----------------------------------
G. Edward Koenig, Jr.                        Edgar N. Peppler
Director                                     Director




/s/ William H. Wainwright, Jr.               /s/ Charles E. Adams
--------------------------------------       -----------------------------------
William H. Wainwright, Jr.                   Charles E. Adams
Director                                     Director