Form 10QSB
period 2003-12-31
FARNSWORTH BANCORP INC
filed 2004-02-03
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2003
                                           -------------------

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

  Number of shares of Common Stock outstanding as of February 2, 2004: 433,031
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                            YES           NO   X
                                -----        -----

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

Item 1.  Financial Statements................................................

         Consolidated Statements of Financial Condition at
         December 31, 2003 (unaudited) and September 30, 2003
         (audited)..........................................................1

         Consolidated Statements of Income and Comprehensive Income
         for the three months ended December 31, 2003, and 2002
         (unaudited)........................................................2

         Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002 (unaudited).......................3

         Notes to Financial Statements......................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................6

Item 3.  Controls and Procedures............................................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................9

Item 2.  Changes in Securities and Use of Proceeds..........................9

Item 3.  Defaults upon Senior Securities....................................9

Item 4.  Submission of Matters to a Vote of Security Holders................9

Item 5.  Other Information..................................................9

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures..................................................................10

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                            DECEMBER 31     SEPTEMBER 30,
                                                               2003             2003
                                                            ------------    -------------
ASSETS                                                      (UNAUDITED)      (AUDITED)

Cash and due from banks                                     $  8,740,899    $ 11,539,886
Securities available for sale                                 16,188,835      15,003,778
Securities held to maturity                                      390,678         461,443
Loans receivable, net                                         63,498,114      61,462,266
Accrued interest receivable                                      341,695         415,259
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                               507,400         507,400
Deferred income taxes                                            227,271         125,667
Premises and equipment                                         2,243,713       2,232,650
Other assets                                                      84,876          81,219
                                                            ------------    ------------

         Total assets                                       $ 92,223,481    $ 91,829,568
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $ 84,033,981    $ 83,713,971
Borrowings from FHLB                                             920,636         956,436
Advances by borrowers for taxes and insurance                    340,349         328,379
Accrued income taxes                                             180,908          97,788
Accrued interest payable                                          18,449          23,122
Accounts payable and other accrued
  expenses                                                       136,273         146,405
                                                            ------------    ------------

         Total liabilities                                    85,630,596      85,266,101
                                                            ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 452,023 and 379,858 shares issued,
  for 2003 and 2002 respectively; shares outstanding
  433,031 and 360,866 for 2003 and 2002, respectively             45,202          45,202
Additional paid in capital                                     4,688,162       4,688,162
Retained earnings substantially restricted                     2,347,889       2,260,041
Treasury stock at cost 18,992 shares                            (185,172)       (185,172)
Common stock aquired by
 employee stock ownership plan (ESOP)                           (136,464)       (144,054)
Common stock aquired by restricted stock plan                         --          (3,645)
Accumulated other comprehensive income, unrealized
 depreciation on available for sale securities,
 net of taxes                                                   (166,732)        (97,067)
                                                            ------------    ------------

         Total stockholders' equity                            6,592,885       6,563,467
                                                            ------------    ------------

         Total liabilities and
          stockholders' equity                              $ 92,223,481    $ 91,829,568
                                                            ============    ============



                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31
                                                 2003           2002
                                             -----------    -----------
Interest income:
  Loans receivable                           $ 1,081,373    $ 1,099,890
  Securities                                     193,957        190,545
  Federal funds sold                              14,819         19,240
                                             -----------    -----------
        Total interest income                  1,290,149      1,309,675
                                             -----------    -----------
Interest expense:
  Deposits                                       366,991        457,525
  Federal Home Loan Bank advances                 14,284         16,344
                                             -----------    -----------
        Total interest expense                   381,275        473,869
                                             -----------    -----------
Net interest income                              908,874        835,806

Provision for loan losses                         20,000         30,000
                                             -----------    -----------
        Net interest income after
          provision for loan losses              888,874        805,806
                                             -----------    -----------
Noninterest income:
  Fees and other service charges                  65,826         74,359
  Net realized gain on available for sale:
    Loans                                          8,453         18,633
    Securities                                    19,587         10,548
                                             -----------    -----------
        Total noninterest income                  93,866        103,540
                                             -----------    -----------
Noninterest expense:
  Compensation and benefits                      458,769        352,644
  Occupancy and equipment                        122,743         99,709
  Federal insurance premiums and
    assessments                                    3,030          2,969
  Other                                          215,698        212,628
                                             -----------    -----------
        Total noninterest expense                800,240        667,950
                                             -----------    -----------
Income  before provision for income
  tax expense                                    182,500        241,396
Provision for income tax expense                  73,000         93,700
                                             -----------    -----------
        Net income                               109,500        147,696

Other Comprehensive Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                            (57,878)       (16,229)
  Reclassification adjustments for gains
   included in net income                        (11,787)       (10,548)
                                             -----------    -----------

Comprehensive Income                         $    39,835    $   120,919
                                             ===========    ===========

Net income  per common share:
  Basic                                           $ 0.27         $ 0.37
  Diluted                                         $ 0.25         $ 0.36

Weighted average number of shares
 outstanding during the period:
  Basic                                          410,934        402,540
  Diluted                                        432,139        410,844


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED DECEMBER 31
                                                            2003            2002
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    109,500    $    147,696
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                             37,723          32,100
    Stock compensation                                        20,370          20,372
    Provision for loan losses                                 20,000          30,000
    Net gain on sale of AFS securities                       (19,587)        (10,548)
   Change in:
     Accrued interest receivable                              73,564          (4,728)
     Other assets                                             (3,657)         11,374
     Advances from borrowers                                  11,970         (40,759)
     Accrued and deferred income taxes                       (27,959)         45,716
     Accrued interest payable                                 (4,673)         (9,492)
     Other accrued liabilities                               (19,267)        (14,955)
                                                        ------------    ------------

         Total adjustments                                    88,484          59,080
                                                        ------------    ------------

         Net cash provided by operating
          activities                                         197,984         206,776
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                        (2,055,848)     (1,000,023)
  Redemption of securities, held to maturity                  70,765         185,559
  Redemption of securities, available for sale               230,276       2,223,872
  Proceeds from sale of securities available for sale      3,498,916       2,412,493
  Purchase of securities, available for sale net          (4,954,852)     (1,333,786)
  Purchase of premises and equipment                         (48,786)       (141,453)
                                                        ------------    ------------

         Net cash (used in) provided by investing
           activities                                     (3,259,529)      2,346,662
                                                        ------------    ------------


Cash flows from financing activities:
  Net increase (decrease) in deposits                        320,010      (2,089,106)
  Repayment of  Federal Home Loan Bank Borrowings            (35,800)        (33,746)
  Dividends paid                                             (21,652)        (18,045)
                                                        ------------    ------------

         Net increase (decrease) in cash provided by
           financing activities                              262,558      (2,140,897)
                                                        ------------    ------------

Net (decrease) increase in cash                           (2,798,987)        412,541

Cash at beginning of period                               11,539,886       9,161,801
                                                        ------------    ------------
Cash at end of period                                   $  8,740,899    $  9,574,342
                                                        ============    ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $    385,948    $    483,361
                                                        ============    ============
    Income taxes                                        $     45,000    $     55,757
                                                        ============    ============

  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $    (69,665)   $    (16,229)
                                                        ============    ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2003, the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2003 and 2002, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2004, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2003 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

The Board of Directors declared a 20% stock dividend in fiscal year 2003. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividend.

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

                                        For the three months ended December 31
                                        --------------------------------------
                                         2003                               2002
                                         ----                               ----
                                         Weighted   Per-                    Weighted    Per-
                                         Average    Share                   Average     Share
                             Income      Shares     Amount      Income      Shares      Amount
                             ------      --------   ------      ------      --------    ------

Net income available
to common shareholders       $109,500    433,031                $147,696    433,031

ESOP Shares, not
committed to be released                 (18,237)                           (21,833)

RSP Shares                                (3,860)                            (8,616)

                             -----------------------------      -----------------------------
Basic earnings per share      109,500    410,934     $0.27       147,696    402,532     $0.37

Common Stock equivalents                  21,205                              8,304
                             -----------------------------      -----------------------------

Diluted earnings per share   $109,500    432,139     $0.25      $147,696    410,836     $0.36
                             ===================                ===================

NOTE 3. Investment Securities
        ---------------------

The Bank's investments in securities are classified in two categories and accounted for as follows:

Securities Held to Maturity. Mortgage backed securities for which the Bank has the positive intend and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale. Securities available for sale are reported at market value and consist of certain debt and equity securities not classified as trading or securities to be held to maturity.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary will result in write-downs of the individual securities to their fair value. The related write-downs will be included in earnings as realized losses.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

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

Financial Condition

     Total assets increased $400,000 or .43% to $92.2 million at December 31, 2003 from $91.8 million at September 30, 2003. The increase was primarily attributable to an increase in loans receivable net of $2.0 million, an increase in available for sale securities of $1.2 million partially offset by a decrease in cash and due from banks of $2.8 million. The Bank's total liabilities increased $365,000 or .43%, to $85.6 million at December 31, 2003 from $85.2 million at September 30, 2003. The increase was primarily attributable to a $320,000 increase in deposits.

     Stockholders' equity increased $36,000 to $6.6 million or 7.2% of total assets at December 31, 2003, as compared to $6.6 million or 7.1% of total assets at September 30, 2003. The increase in stockholders' equity is primarily attributable to net income of $110,000 partially offset by amortization of benefit plans of $20,000 and by a change in the unrealized depreciation on available for sale securities net of taxes of $70,000 and dividends paid of $22,000.

Results of Operations

     Net Income. The Bank's net income decreased $38,000 for the quarter ended December 31, 2003 to $110,000 from $148,000 for the quarter ended December 31, 2002. The decrease in net income was attributable to an increase non-interest expense of $132,000 partially offset by an increase in net interest income after provisions for loan losses of $83,000 and a decrease in income taxes of $20,000.

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

     Net interest income after provision for loan losses increased $83,000, or 10.3%, to $889,000 for the quarter ended December 31, 2003 as compared to $806,000 for the quarter ended December 31, 2002. The increase was primarily due to a decrease in interest expense of $93,000 partially offset by a decrease in interest income of $20,000. The decrease in interest income was partially due to the lower market interest rates. The Bank's cost of funds declined as a result of lower market interest rates in addition to a lower balance of FHLB borrowings.

     Provision for Loan Losses. Provision for loan losses was $20,000 for the three months ended December 31, 2003, compared to $30,000 for the three months ended December 31, 2002. This decrease was based on the Bank's lending volume during the quarter ended December 31, 2003.

     Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

     Non-Interest Income. Non-interest income decreased $10,000 or 9.6% to $94,000 for the quarter ended December 31, 2003 from $104,000 for the same quarter in 2002. The decrease was partially due to a decrease in fees and other service charges. Non-interest income for 2003 included a gain on sale of securities available for sale of $20,000 compared to $11,000 for the same period in 2002 and a gain on sale of loans of $8,000 in 2003 versus $19,000 in 2002.

     Non-Interest Expense. Non-interest expense increased $132,000 or 19.8% to $800,000 for the quarter ended December 31, 2003 compared to $668,000 for the same quarter in 2002. The increase in the Bank's non-interest expense was primarily due to an increase of $106,000 in the Bank's compensation and benefits as well as an increase of $23,000 in occupancy and equipment and an increase of $3,000 in other expenses. These increases were mostly attributable to the opening of the new branch in January 2003 as well as additional personnel required to sustain the Bank's growth. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees.

Income Tax Expense.

     Income tax expense decreased to $73,000 for the quarter ended December 31, 2003 from $94,000 for the same period in 2002. This change of $21,000 was due to the decrease in net-income for the quarter ended December 31, 2003.

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

     Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2003 was $198,000, a decrease of $9,000. The decrease in 2003 was primarily attributable to the decrease in net income in 2003 of $38,000 compared to December 31, 2002, as well as additional depreciation, partially offset by a change in other assets and other liabilities.

     Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the three months ended December 31, 2003, totaled $3.2 million compared to cash provided by investing activities of $2.3 million for the same period in 2002. The change is attributable to an increase in net loans receivable of $1.0 million and purchase of available for sale securities of $3.5 million net, partially offset by redemptions and proceeds from sale of securities available for sale of $1.0 million in 2003 compared to 2002.

     Net cash provided by the Bank's financing activities (i.e., cash receipts primarily from net decreases in deposits and net decreases in FHLB advances) for the three months ended December 31, 2003, totaled $262,000, compared to net cash used by financing activities of $2.1 million for the same period in 2002. The increase is attributable to a net increase in deposits of $320,000, and repayment of borrowings of $36,000 in 2003, versus a decrease in deposits of $2.1 million in 2002.

     Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2003, with tangible, core and risk based capital ratios of 6.51%, 6.51% and 12.24%, respectively.

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Registrant was not engaged in any material legal proceedings during the quarter ended December 31, 2003. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

     Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

Item 5.  Other Information
--------------------------

     (a) Not applicable.

     (b) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits:

     31 Certification pursuant to Section 302 of the Sarbanes-Oxley Actf of 2002

     32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2003:

          On October 21, 2003, the Registrant filed a Current Report on Form 8-K to report the declaration of a cash dividend. (Items 5 and 7)

          On November 18, 2003, the Registrant filed a Current Report on Form 8-K to report earnings for the quarter and fiscal year ended September 30, 2003. (Items 7 and 12)

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FARNSWORTH BANCORP, INC.


Date: February 3, 2004         By:  /s/ Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 3, 2004         By:  /s/ Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)