Form 10QSB
period 2004-03-31
FARNSWORTH BANCORP INC
filed 2004-05-11
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

-----
  X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004
                                 --------------

                                       OR

-----
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________to__________.

                           Commission File No. 0-24621

                           Farnsworth Bancorp, Inc.
       ---------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

New Jersey                                                   22-3591051
----------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                         Identification No.)

               789 Farnsworth Avenue, Bordentown, New Jersey 08505
               ---------------------------------------------------
                    (Address of Principal Executive Offices)


                                (609) 298-0723
                 -----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO     .
                                                              ----    ----

     Number of shares of Common Stock outstanding as of May 7, 2004: 527,569
                                                                     -------

            Transitional Small Business Disclosure Format (check one)

                             YES       NO   X
                                ------    -----

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                                           Page(s)
                                                                                          -------


Item 1.  Financial Statements

         Consolidated  Statements  of  Financial  Condition  at March  31,  2004
         (unaudited) and September 30, 2003 (audited).........................................1

         Consolidated  Statements  of Income  and  Comprehensive  Income for the
         three and six months ended March 31, 2004, and 2003 (unaudited)......................2

         Consolidated  Statements  of Cash Flows for the six months  ended March
         31, 2004 and 2003 (unaudited)........................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................6

Item 3.  Controls and Procedures..............................................................9

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................................10

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.......10

Item 3.  Defaults upon Senior Securities......................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................................10

Item 5.  Other Information....................................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................................10

Signatures....................................................................................12

Certifications

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                MARCH 31         SEPTEMBER 30,
                                                                  2004                2003
                                                           ------------------  ------------------
ASSETS                                                        (UNAUDITED)          (AUDITED)

Cash and due from banks                                         $ 10,209,943        $ 11,539,886
Securities available for sale                                     16,901,858          15,003,778
Securities held to maturity                                          346,290             461,443
Loans receivable, net                                             65,170,012          61,462,266
Accrued interest receivable                                          454,364             415,259
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                   507,400             507,400
Deferred income taxes                                                260,181             125,667
Premises and equipment                                             2,268,290           2,232,650
Other assets                                                          77,798              81,219
                                                           ------------------  ------------------

         Total assets                                           $ 96,196,136        $ 91,829,568
                                                           ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $ 87,642,213        $ 83,713,971
Borrowings from FHLB                                                 884,304             956,436
Advances by borrowers for taxes and insurance                        384,038             328,379
Accrued income taxes                                                 220,045              97,788
Accrued interest payable                                              26,712              23,122
Accounts payable and other accrued
  expenses                                                           108,456             146,405
                                                           ------------------  ------------------

         Total liabilities                                        89,265,768          85,266,101
                                                           ------------------  ------------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value,  5,000,000 shares
  authorized;  539,951 and  452,023 shares issued for 2004
  and 2003 respectively and 527,569 and 433,031 shares
  outstanding for 2004 and 2003 respectively                          53,994              45,202
Additional paid in capital                                         6,495,446           4,688,162
Retained earnings substantially restricted                           746,721           2,260,041
Treasury stock at cost 12,382 and 18,992 shares
  for 2004 and 2003 respectively                                    (120,658)           (185,172)
Common stock aquired by
  employee stock ownership plan (ESOP)                              (128,874)           (144,054)
Common stock aquired by restricted stock plan                       (110,285)             (3,645)
Accumulated other comprehensive income , unrealized
  appreciation on available for sale securities,
  net of taxes.                                                       (5,976)            (97,067)
                                                           ------------------  ------------------

         Total stockholders' equity                                6,930,368           6,563,467
                                                           ------------------  ------------------

         Total liabilities and
          stockholders' equity                                  $ 96,196,136        $ 91,829,568
                                                           ==================  ==================


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        MARCH 31                      MARCH 31
                                                  2004           2003           2004           2003
                                              -------------  -------------  -------------  -------------
Interest income:
  Loans receivable                             $ 1,127,415     $1,128,261    $ 2,208,788    $ 2,228,151
  Securities                                       189,116        167,125        383,073        357,670
  Federal funds sold                                14,566         28,562         29,385         47,802
                                              -------------  -------------  -------------  -------------
        Total interest income                    1,331,097      1,323,948      2,621,246      2,633,623
                                              -------------  -------------  -------------  -------------

Interest expense:
  Deposits                                         366,898        433,459        733,889        890,984
  Federal Home Loan Bank advances                   13,250         15,341         27,534         31,685
                                              -------------  -------------  -------------  -------------
        Total interest expense                     380,148        448,800        761,423        922,669
                                              -------------  -------------  -------------  -------------
Net interest income                                950,949        875,148      1,859,823      1,710,954

Provision for loan losses                           63,000         19,820         83,000         49,820
                                              -------------  -------------  -------------  -------------

        Net interest income after
          provision for loan losses                887,949        855,328      1,776,823      1,661,134
                                              -------------  -------------  -------------  -------------

Noninterest income:
  Fees and other service charges                    83,553         66,877        149,379        141,236
  Net realized gain on available for sale:
   Loans                                            11,514          9,820         19,967         28,453
   Securities                                       28,022         28,229         47,609         38,777
                                              -------------  -------------  -------------  -------------
        Total noninterest income                   123,089        104,926        216,955        208,466
                                              -------------  -------------  -------------  -------------

Noninterest expense:
  Compensation and benefits                        426,490        416,361        885,259        769,005
  Occupancy and equipment                          129,634        138,094        252,377        237,803
  Federal insurance premiums and
    assessments                                      4,138          3,126          7,168          6,095
  Other                                            209,655        212,240        425,353        424,868
                                              -------------  -------------  -------------  -------------
        Total noninterest expense                  769,917        769,821      1,570,157      1,437,771
                                              -------------  -------------  -------------  -------------

Income  before provision for income
  tax expense                                      241,121        190,433        423,621        431,829
Provision for income tax expense                    91,700         68,853        164,700        162,553
                                              -------------  -------------  -------------  -------------
        Net income                                 149,421        121,580        258,921        269,276

Other Comprehensive Income, net of taxes
  Unrealized gain (loss) on Securities
   Available for Sale                              177,569          6,027        119,691         (3,873)
  Reclassification adjustments for gains
    included in net income                         (16,813)       (16,937)       (28,600)       (23,266)
                                              -------------  -------------  -------------  -------------

Comprehensive Income                           $   310,177     $  110,670    $   350,012    $   242,137
                                              =============  =============  =============  =============

Net income  per common share:
  Basic                                        $      0.31     $     0.25       $   0.53    $      0.56
  Diluted                                      $      0.28     $     0.24       $   0.49    $      0.54

Weighted average number of shares
 outstanding during the period:
 Basic                                             486,761        483,048        486,761        483,048
 Diluted                                           535,082        502,707        527,721        497,860


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            SIX MONTHS ENDED MARCH 31


                                                         2004             2003
                                                    ---------------  ---------------
Cash flows from operating activities:
  Net income                                          $    258,921        $ 269,276
                                                    ---------------  ---------------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                           75,974           69,668
    Stock compensation                                      40,740           40,742
    Provision for loan losses                               83,000           49,820
    Net gain on sale of AFS securities                     (47,609)         (38,777)
    Net gain loans sold                                    (19,967)         (28,453)

Change in:
   Accrued interest receivable                             (39,105)          36,262
   Other assets                                              3,421           (1,627)
   Advances from borrowers                                  55,659           66,629
   Accrued and deferred income taxes                       (72,920)          15,919
   Accrued interest payable                                  3,590           (9,547)
   Other accrued liabilities                               (37,949)         (61,077)
                                                    ---------------  ---------------

         Total adjustments                                  44,834          139,559
                                                    ---------------  ---------------

         Net cash provided by operating
          activities                                       303,755          408,835
                                                    ---------------  ---------------

Cash flows from investing activities:

  Net increase in loans receivable                      (3,799,232)        (646,332)
  Redemption of securities, held to maturity               115,153          311,441
  Redemption of securities, available for sale             558,123        2,524,675
  Proceeds from sale of securities available for sale    6,716,257        7,789,593
  Purchase of securities, available for sale net        (8,946,843)     (12,414,977)
  Purchase of premises and equipment                      (111,614)        (232,108)
                                                    ---------------  ---------------

         Net cash used in investing
           activities                                   (5,468,156)      (2,667,708)
                                                    ---------------  ---------------


Cash flows from financing activities:
  Net increase  in deposits                              3,928,242        3,048,965
  Repayment of  Federal Home Loan Bank Borrowings          (72,132)         (67,997)
  Dividends paid                                           (21,652)         (18,045)
                                                    ---------------  ---------------

         Net cash provided by financing
           activities                                    3,834,458        2,962,923
                                                    ---------------  ---------------

Net increase (decrease) increase in cash                (1,329,943)         704,050

Cash at beginning of period                             11,539,886        9,161,801
                                                    ---------------  ---------------
Cash at end of period                                 $ 10,209,943      $ 9,865,851
                                                    ===============  ===============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                          $    757,833      $   932,216
                                                    ===============  ===============
    Income taxes                                      $    241,250      $   239,336
                                                    ===============  ===============

  Unrealized gain (loss) on securities available
    for sale, net of deferred income taxes            $     91,091      $   (27,139)
                                                    ===============  ===============

Non cash items
  Stock dividend                                      $  1,750,589
  Common stock aquired by Restricted Stock Plan       $    132,200
  Treasury Stock                                      $    (64,514)
  Additional paid in capital                          $    (67,686)



                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2004, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2004 and 2003, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2004, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2003 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

         The Board of Directors declared a 20% stock dividend in fiscal year 2003 and a 20% stock dividend in the quarter ended March 31, 2004. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividend.

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

..

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


                                                For the three months ended March 31
                                                -----------------------------------

                                                2004                                   2003
                                              --------                               --------
                                              Weighted      Per                      Weighted       Per
                                               Average     Share                      Average      Share
                                  Income       Shares      Amount        Income       Shares       Amount
                                  ------      --------     ------        ------       ------       ------
Net income available
  to common shareholders      $  149,421      520,959                  $ 121,580     519,647

ESOP shares, not
  committed to be released                    (21,805)                               (26,260)

RSP shares                                    (12,393)                                            (10,339)
                               ---------     --------     ------       ---------   ---------       ------
Basic earnings per share         149,421      486,761       0.31       $ 121,580     483,048       $ 0.25

Common stock equivalents                       48,321                                 19,659
                              ----------     --------     ------       ---------   ---------       ------
Diluted earnings per share    $  149,421      535,082       0.28       $ 121,580     502,707       $ 0.24
                              ==========     ========     ======       =========   =========       ======




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

Financial Condition

         Total assets increased $4.4 million or 4.8% to $96.2 million at March 31, 2004 from $91.8 million at September 30, 2003. The increase was primarily attributable to a $1.9 million increase in the Bank's securities available for sale and an increase of $3.7 million in loans receivable net, partially offset by a decrease of $1.3 million in cash and due from banks. The increase in securities available for sale was primarily due to the additional funds available to invest. The Bank's total liabilities increased $4.0 million or 4.7%, to $89.2 million at March 31, 2004 from $85.2 million at September 30, 2003. The increase in total liabilities was primarily attributable to a $4.0 million increase in deposits attributable in part to the continued growth of the branch office located in Marlton, New Jersey.

         Stockholder's equity increased $367,000 to $6.9 million or 7.2% of total assets at March 31, 2004, as compared to $6.6 million or 7.1% of total assets at September 30, 2003. The increase in stockholders' equity is primarily attributable to net income of $259,000 and to a change in the fair value of available for sale securities net of taxes of $91,000.

Results of Operations

         Net Income. The Company's net income increased $27,000 for the quarter ended March 31, 2004 to $149,000 from $122,000 for the quarter ended March 31, 2003. The increase in net income was attributable to an increase in the Bank's net interest income after provisions for loan losses of $33,000, and an increase in non-interest income of $18,000, partially offset by an increase in provision for income taxes of $23,000. For the six months ended March 31, 2004, net income decreased $10,000 to $259,000 from net income of $269,000 for the same period in 2003.

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

         Net interest income after provision for loan losses increased $33,000, or 3.8%, to $888,000 for the quarter ended March 31, 2004 as compared to $855,000 for the quarter ended March 31, 2003. The increase was primarily due to the increased interest income of $7,000 and a decrease in interest expense of $69,000 due to the decrease in cost of funds and an increase in the provision for loan losses of $43,000. The increase in interest income was partially due to the growth of the residential and commercial loan portfolio attributable to a high demand for real estate purchases in the Bank's lending area as well as mortgage loan refinancing and home equity loans. Net interest income after provision for loan losses increased $116,000 for the six months ended March 31, 2004 compared to the same period in 2003 primarily due to the decrease in cost of funds.

         Provision for Loan Losses. Provision for loan losses was $63,000 for the three months ended March 31, 2004 compared to $20,000 for the three months ended March 31, 2003. The increase reflects management's assessment of the credit risks in the loan portfolio and the level of charge-offs and non-performing loans. For the six months ended March 31, 2004 the provision for loan losses was $83,000 compared to $50,000 for the same period in 2003.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance or that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income increased $18,000 or 17.0% to $123,000 for the quarter ended March 31, 2004 from $105,000 for the same quarter in 2003 partially due to an increase in fees and other charges of $17,000 due to increase in deposits. Non-interest income for 2004 included a gain on sale of securities available for sale of $28,000 compared to a gain of $28,000 for the same period in 2003 and gain on sale of loans of $12,000 compared to a gain of $10,000 in the prior year. For the six months ended March 31, 2004, non-interest income increased $8,000, compared to the same period in 2003, this included a gain in the 2004 period on securities available for sale of $48,000 compared to a gain in 2003 of $39,000 partially offset by a gain on sale of loans of $20,000 compared to a gain of $28,000 in 2003.

         Non-Interest Expense. Non-interest expense was unchanged at $770,000 for the quarter ended March 31, 2004. For the six months ended March 31, 2004 non-interest expense increased by $132,000 compared to the same period in 2003. The increase was due to an increase of $116,000 in compensation and benefits and $14,000 in office occupancy and equipment. The increase in compensation and benefits is mostly due to establishing the Bank's commercial loan department and the new branch office.

         Income Tax Expense Income tax expense increased by $23,000 to $92,000 for the quarter ended March 31, 2004 compared to $69,000 for the quarter ended March 31, 2003. The increase was attributable to the increase in pretax income of $50,000.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2004 was $304,000, a decrease of $104,000, compared to the same period in 2003. The decrease in 2004 was primarily due to the change in accrued and deferred income taxes of $90,000 and the change in accrued interest receivable of $75,000 partially offset by an increase in provisions for loan losses of $33,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the six months ended March 31, 2004 totaled $5.5 million compared to $2.7 million for the same period in 2003. The increase in use of funds is mainly attributable to an increase in loans receivable net, of $3.8 million in 2004 compared to $600,000 in 2003.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2004, totaled $3.8 million, compared to net cash provided by financing activities of $3.0 million for the same period in 2003. The increase is attributable to a net increase in deposits of $3.9 million in 2004, versus an increase of $3.0 million in 2003.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2004, with tangible, core and risk based capital ratios of 6.61%, 6.61% and 12.60%, respectively.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company was not engaged in any material legal proceedings during the quarter ended March 31, 2004. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on February 18, 2004, and stockholders elected Gary N. Pelehaty and Edgar N. Peppler to new terms as directors and ratified the appointment of auditors.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

               31 Certification pursuant to section 302 of Sarbanes-Oxley Act of 2002

               32   Certification pursuant to 18 U.S.C.ss.1350.

          (b) Current Reports on Form 8-K filed during the quarter ended March 31, 2004:

               During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated February 3, 2004, to report earnings for the quarter ended December 31, 2003 (Items 7 & 12).

               During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated March 15, 2004, to report the issuance of a 20% stock dividend (Items 5 and 7).

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FARNSWORTH BANCORP, INC.



Date: May 11, 2004            By:/s/Gary N. Pelehaty
                                 -------------------------------------
                                 Gary N. Pelehaty
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)
                                 (Duly Authorized Officer)



Date: May 11, 2004            By:/s/Charles Alessi
                                 -------------------------------------
                                 Charles Alessi
                                 Vice President, Chief Financial Officer
                                 Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)