Form 10QSB
period 2004-06-30
FARNSWORTH BANCORP INC
filed 2004-08-09
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

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

                               YES  X .      NO
                                   ---          ---

   Number of shares of Common Stock outstanding as of August 1, 2004: 542,670
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                               YES           NO  X .
                                   ---          ---

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                          Page(s)
                                                                                        -------
Item 1.  Financial Statements

          Consolidated  Statements  of  Financial  Condition  at June  30,  2004
          (unaudited) and September 30, 2003 (audited).......................................1

          Consolidated  Statements of Income and Comprehensive Income (Loss) for
          the three and nine months ended June 30, 2004, and 2003 (unaudited)................2

          Consolidated  Statements  of Cash Flows for the nine months ended June
          30, 2004 and 2003 (unaudited)......................................................3

          Notes to Financial Statements......................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................5

Item 3.  Controls and Procedures.............................................................8

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...................................................................9

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities .....9

Item 3.  Defaults upon Senior Securities.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders.................................9

Item 5.  Other Information...................................................................9

Item 6.  Exhibits and Reports on Form 8-K....................................................9

Signatures..................................................................................10


                    FARNSWORTH BANCORP INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              JUNE 30,     SEPTEMBER 30,
                                                                2004           2003
                                                           ------------    ------------
ASSETS                                                       (UNAUDITED)     (AUDITED)

Cash and due from banks                                    $  7,461,304    $ 11,539,886
Securities available for sale                                19,732,613      15,003,778
Securities held to maturity                                     313,318         461,443
Loans receivable, net                                        65,256,041      61,462,266
Accrued interest receivable                                     426,170         415,259
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                              490,200         507,400
Deferred income taxes                                           586,163         125,667
Premises and equipment                                        2,317,717       2,232,650
Other assets                                                     80,659          81,219
                                                           ------------    ------------

         Total assets                                      $ 96,664,185    $ 91,829,568
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                   $ 88,265,475    $ 83,713,971
Borrowings from FHLB                                            847,432         956,436
Advances by borrowers for taxes and insurance                   416,094         328,379
Accrued income taxes                                            253,795          97,788
Deferred income taxes                                              --                --
Accrued interest payable                                         57,359          23,122
Accounts payable and other accrued expenses                     149,709         146,405
                                                           ------------    ------------

         Total liabilities                                   89,989,864      85,266,101
                                                           ------------    ------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  authorized; 542,670 and 452,023 shares issued for 2004
  and 2003 respectively and 527,569 and 433,031 shares
  outstanding for 2004 and 2003 respectively                     54,267          45,202
Additional paid in capital                                    6,515,350       4,688,162
Retained earnings substantially restricted                      924,101       2,260,041
Treasury stock                                                 (120,658)       (185,172)
Common stock acquired by
  employee stock ownership plan (ESOP)                         (121,284)       (144,054)
Unissued restricted stock plan shares                           (97,505)         (3,645)
Accumulated other comprehensive loss, unrealized
  depreciation on available for sale securities
  net of taxes                                                 (479,950)        (97,067)
                                                           ------------    ------------

         Total stockholders' equity                           6,674,321       6,563,467
                                                           ------------    ------------

         Total liabilities and
          stockholders' equity                             $ 96,664,185    $ 91,829,568
                                                           ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     JUNE 30                        JUNE 30
                                                2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                          $ 1,197,742    $ 1,099,298    $ 3,406,530    $ 3,327,449
  Securities                                    217,874        199,146        600,947        556,816
  Federal funds sold                             17,877         21,303         47,262         69,105
                                            -----------    -----------    -----------    -----------
        Total interest income                 1,433,493      1,319,747      4,054,739      3,953,370
                                            -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                      367,068        407,300      1,100,957      1,298,284
  Federal Home Loan Bank advances                12,650         14,829         40,184         46,514
                                            -----------    -----------    -----------    -----------
        Total interest expense                  379,718        422,129      1,141,141      1,344,798
                                            -----------    -----------    -----------    -----------
Net interest income                           1,053,775        897,618      2,913,598      2,608,572

Provision for loan losses                        30,000         10,000        113,000         59,820
                                            -----------    -----------    -----------    -----------

        Net interest income after
          provision for loan losses           1,023,775        887,618      2,800,598      2,548,752
                                            -----------    -----------    -----------    -----------

Noninterest income:
  Fees and other service charges                 79,660         67,444        229,039        208,680
  Net realized gain on available for sale
   Loans                                                                       19,967         56,780
   Securities                                       440         55,207         48,049         65,657
                                            -----------    -----------    -----------    -----------
        Total noninterest income                 80,100        122,651        297,055        331,117
                                            -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits                     405,524        439,118      1,290,783      1,208,123
  Occupancy and equipment                       113,901        117,754        366,278        355,557
  Federal insurance premiums and
    assessments                                  10,740          9,772         17,908         15,867
  Other                                         218,708        198,118        644,061        622,986
                                            -----------    -----------    -----------    -----------
        Total noninterest expense               748,873        764,762      2,319,030      2,202,533
                                            -----------    -----------    -----------    -----------

Income  before provision for income
  tax expense                                   355,002        245,507        778,623        677,336
Provision for income tax expense                150,000         94,449        314,700        257,002
                                            -----------    -----------    -----------    -----------
        Net income                              205,002        151,058        463,923        420,334

Other Comprehensive Income, net of taxes
  Unrealized (loss) gain on securities
    available for sale                         (473,710)        29,599       (354,054)         8,730
  Reclassification adjustments for gains
    included in net income                         (264)       (33,124)       (28,829)       (39,394)
                                            -----------    -----------    -----------    -----------

Comprehensive (loss) income                 $  (268,972)   $   147,533    $    81,040    $   389,670
                                            ===========    ===========    ===========    ===========

Net income per common share:
  Basic                                     $      0.41    $      0.31    $      0.95    $      0.86
  Diluted                                   $      0.39    $      0.30    $      0.89    $      0.83

Weighted average number of shares
outstanding during the period:
 basic                                          498,645        490,488        490,723        490,488
 diluted                                        531,321        510,537        520,660        507,046

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            NINE MONTHS ENDED JUNE 30

                                                             2004            2003
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    463,923    $    420,334
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                            116,775         109,034
    Stock compensation                                        61,110          61,110
    Provision for loan losses                                113,000          59,820
    Net gain on sale of AFS securities                       (48,049)        (65,658)
    Net gain on loans sold                                   (19,967)        (46,779)
 Change in:
   Accrued interest receivable                               (10,911)         31,551
   Other assets                                                  560          26,535
   Advances from borrowers                                    87,715         123,048
   Accrued and deferred income taxes                         (57,137)         33,873
   Accrued interest payable                                   34,237         (16,618)
   Other accrued liabilities                                   3,304         (33,819)
                                                        ------------    ------------

         Total adjustments                                   280,637         282,097
                                                        ------------    ------------

         Net cash provided by operating
          activities                                         744,560         702,431
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                        (3,886,808)       (662,126)
  Redemption of securities, held to maturity                 147,233         547,699
  Redemption of securities, available for sale             1,162,021       4,237,701
  Purchase of Federal Home Loan Bank Stock                                    (7,600)
  Proceeds from redemption of FHLB stock                      17,200
  Proceeds from sale of securities available for sale      6,731,775      11,270,219
  Purchase of securities, available for sale net         (13,207,704)    (19,852,296)
  Purchase of premises and equipment                        (201,842)       (268,818)
                                                        ------------    ------------

         Net cash used in investing
           activities                                     (9,238,125)     (4,735,221)
                                                        ------------    ------------

Cash flows from financing activities:
  Net increase  in deposits                                4,551,504       5,373,731
  Repayment of Federal Home Loan Bank Borrowings            (109,004)       (102,757)
  Common stock issued                                         20,177
  Dividends paid                                             (47,694)        (37,038)
                                                        ------------    ------------

         Net cash provided by financing
           activities                                      4,414,983       5,233,936
                                                        ------------    ------------

Net increase in cash and due from banks                   (4,078,582)      1,201,146

Cash at beginning of period                               11,539,886       9,161,801
                                                        ------------    ------------
Cash at end of period                                   $  7,461,304    $ 10,362,947
                                                        ============    ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $  1,066,720    $  1,361,416
                                                        ============    ============
    Income taxes                                        $    341,250    $    100,000
                                                        ============    ============

  Unrealized gain (loss)  on securities available
    for sale, net of deferred income taxes              $   (382,883)   $    (30,664)
                                                        ============    ============
Non cash items
  Stock dividend                                        $  1,750,589
  Common stock aquired by Restricted Stock Plan         $    132,200
  Treasury Stock                                        $    (64,514)
  Additional paid in capital                            $    (67,686)

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1. Presentation of Financial Information
        -------------------------------------


The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2004, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2004 and 2003, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2004, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2003 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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


NOTE 2. Net Income Per Common Share
        ---------------------------


Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Bank's Employee Stock Ownership Plan ("ESOP") and the unawarded portion of shares held by the Bank's Restricted Stock Plan ("RSP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method.

                                 For the three months ended June 30
                                 ----------------------------------

                                               2004                                2003
                                 --------------------------------     --------------------------------
                                              Weighted     Per                    Weighted     Per
                                              Average      Share                  Average      Share
                                 Income        Shares      Amount      Income     Shares       Amount
                                 ------        ------      ------      ------     ------       ------

Net income available
to Common Shareholders          $205,002       528,758                $ 151,058   519,647

ESOP Shares, not
committed to be released                       (21,805)                           (21,884)

RSP Shares, unawarded                           (8,308)                            (7,275)
                                ----------------------    -------     -------------------      -------
Basic earnings per share         205,002       498,645    $  0.41       151,058   490,488      $  0.31

Common Stock equivalents                        32,676                             20,049
                                ----------------------    -------     -------------------      -------
Diluted earnings per share      $205,002       531,321    $  0.39     $ 151,058   510,537      $  0.30
                                ======================    =======     ===================      =======


NOTE 3. Investment Securities
        ---------------------


The Bank's investments in securities are classified in two categories and accounted for as follows:

Securities Held to Maturity. Mortgage backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

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

Financial Condition

         Total assets increased $4.8 million or 5.3% to $96.6 million at June 30, 2004 from $91.8 million at September 30, 2003. The increase is primarily attributable to an increase in securities available for sale of $4.7 million net and an increase in loans receivable of $3.8 million, partially offset by a $4.1 million decrease in cash and due from banks. The Bank's total liabilities increased $4.8 million or 5.6%, to $90.0 million at June 30, 2004 from $85.2 million at September 30, 2003. The increase is primarily attributable to a $4.6 million increase in deposits primarily attributable to general market conditions and the new branch office located in Marlton, New Jersey.

         Stockholders' equity increased $110,000 to $6.7 million or 6.9% of total assets at June 30, 2004, as compared to $6.6 million or 7.2% of total assets at September 30, 2003. The increase in stockholders' equity is primarily attributable to net income of $464,000 partially offset by an increase in unrealized loss on available for sale securities net of taxes of $383,000.

Results of Operations

         Net Income. The Bank's net income increased $54,000 for the quarter ended June 30, 2004 to $205,000 from $151,000 for the quarter ended June 30, 2003. The increase in net income is attributable to an increase in the Bank's net interest income after provisions for loan losses of $136,000 partially offset by an increase in income taxes of $56,000. For the nine months ended June 30, 2004, net income increased $44,000 to $464,000 from $420,000 for the same period in 2003; this increase was attributable to an increase in the Bank's net interest income after provisions for loan losses.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank receives on its interest-earning assets, primarily loans, investment and mortgage-backed securities, and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $136,000, or 15.3%, to $1.0 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The increase was primarily due to an increase in interest income of $114,000, and a decrease in interest expense of $42,000, partially offset by an increase in provisions for loan losses of $20,000. The increase in interest income was partially due to the growth in the residential and commercial real estate loan portfolio, attributable to high demand of real estate purchases as well as refinancing loans and home equity loans. Net interest income after provision for loan losses increased by $252,000 for the nine months ended June 30, 2004 compared to the same period in 2003. The increase is attributable primarily to the higher lending and a decrease in the Bank's cost of funds. The Bank's cost of funds declined as a result of lower market interest rates in addition to a lower balance of FHLB borrowings.

         Provision for Loan Losses. Provision for loan losses was $30,000 for the three months ended June 30, 2004, compared to $10,000 for the three months ended June 30, 2003. For the nine months ended June 30, 2004 the provision for loan losses was $113,000 compared to $60,000 for the same period in 2003. The loan loss provision increased during the two fiscal periods due to the increased level in the balance of loans receivable.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $43,000 or 35.7% to $80,000 for the quarter ended June 30, 2004 from $123,000 for the same quarter in 2003. Non-interest income in 2003 included a gain on sale of loans and securities available for sale of $55,000 compared to zero gains for the same period in 2004. For the nine months ended June 30, 2004, non-interest income decreased $34,000, compared to the same period in 2003. This decrease is primarily attributable to a decrease in gains on the sale of loans and securities available for sale of $54,000, partially offset by an increase in fees and other charges of $20,000.

         Non-Interest Expense. Non-interest expense decreased $16,000 or 2.0% to $749,000 for the quarter ended June 30, 2004 from $765,000 for the same quarter in 2003. The decrease in the Bank's non-interest expense was primarily due to a decrease of $35,000 in the Bank's compensation and benefits. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees. For the nine months ended June 30, 2004, non-interest expense increased by $116,000 to $2.3 million, compared to $2.2 million for the same period in 2003.

         Income Tax Expense. Income tax expense changed from $94,000 for the quarter ended June 30, 2003 to $150,000 for the same period in 2004. This change of $56,000 is due to the increase in net income for the quarter ended June 30, 2004. For the nine months ended June 30, 2004, income tax expense was $315,000 compared to $257,000 for 2003.

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

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2004 was $281,000, which was the same as the same period in 2003.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2004, totaled $9.2 million compared to $4.7 million for the same period in 2003. The increase is attributable to an increase in net loans receivable of $3.2 million in 2004, partially offset by sale and redemption of securities net of purchases of $1.3 million.

         Net cash provided by the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2004, totaled $4.4 million, compared to net cash provided by financing activities of $5.2 million for the same period in 2003. The decrease is attributable to a net increase in deposits of $4.6 million in 2004, compared to $5.4 million in 2003.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2004, with tangible, core and risk based capital ratios of 6.81%, 6.81% and 13.13%, respectively.

 Item 3.          Controls and Procedures

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal  control over financial  reporting.  During the
             ------------------------------------------------------
quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

         The Company was not engaged in any material legal proceedings during the quarter ended June 30, 2004. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2. Changes in  Securities  and Small  Business  Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities
        ----------

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits:

               31 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

               32   Certification  pursuant to Section 906 Sarbanes-Oxley Act of
                    2002

         (b) Current Reports on Form 8-K filed during the quarter ended June 30, 2004:

               During the quarter ended June 30, 2004, the Company filed a Current Report on Form 8-K dated May 4, 2004, to report the declaration of a semi-annual cash dividend.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FARNSWORTH BANCORP, INC.



Date: August 9, 2004            By: /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: August 9, 2004            By: /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)