Form 10KSB
period 2004-09-30
FARNSWORTH BANCORP INC
filed 2004-12-29
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2004

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________.

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
                                                               --------------

Securities registered under Section 12(b) of the Exchange Act:      None
                                                                ------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $5,706,101.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 21, 2004, was $6.6 million.

         As of December 21, 2004, there were issued and outstanding 650,311 shares of the issuer's Common Stock.

       Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2004. (Part II)
2. Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:


                                                 At September 30,
                                    ------------------------------------------
                                          2004                       2003
                                    ------------------      ------------------
                                       $            %          $            %
                                    -------       ----      -------       ----
                                              (Dollars in thousands)
Type of Loans:
  Residential...................... $32,510       46.5%     $31,628       50.0%
  Construction.....................   3,382        4.8          989        1.6
  Commercial real estate...........  24,830       35.5       18,556       29.3
  Commercial business..............   1,316        1.9           66        0.1
  Land.............................      --                     986        1.6
  Consumer loans:
    Home equity....................   3,541        5.1        8,204       13.0
    Savings account................     226        0.3          205        0.3
    Automobile and mobile home ....   3,759        5.4        2,304        3.6
    Other..........................     374        0.5          303        0.5
                                    -------      -----      -------      -----
                                     69,938      100.0%      63,241      100.0%
                                    -------      =====      -------      =====
Less:
  Loans in process.................   2,876                   1,179
  Deferred loan origination fees
         and costs.................     109                     272
  Allowance for loan losses........     451                     328
                                    -------                 -------
Total loans, net................... $66,502                 $61,462
                                    =======                 =======

         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2004. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $21,673 for the year ended September 30, 2004. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                         Due after
                            Due within   1 through        Due after
                              1 year      5 years          5 years      Total
                              -------     -------          -------      -------
                                           (In thousands)

Residential.............       $3,178      $2,344          $26,988      $32,510
Construction............        3,382          --               --        3,382
Commercial real estate..        4,175       9,361           11,294       24,830
Commercial business.....        1,316          --               --        1,316
Consumer................          252       3,102            4,546        7,900
                              -------     -------          -------      -------
     Total..............      $12,303     $14,807          $42,828      $69,938
                              =======     =======          =======      =======

         The following table sets forth the dollar amount of all loans due after September 30, 2005, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                     Floating or
                                   Fixed Rates     Adjustable Rates    Total
                                   -----------     ----------------    -----
                                                    (In thousands)
Residential...................        $29,213        $     119        $29,332
Commercial real estate........              -           20,655         20,655
Consumer......................          7,648               --          7,648
                                      -------          -------        -------
    Total.....................        $36,861          $20,774        $57,635
                                      =======          =======        =======

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2004, the Bank had $203,000 in ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $1,000,500. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $333,700. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  2004,   commitments  to  cover
originations of loans totaled $7.4 million. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum limit for residential single-family construction and development loans to builders is 25% of unimpaired capital. The Bank's maximum loan to one borrower limit was approximately $1,000,500 at September 30, 2004. At September 30, 2004, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $712,990 and $972,000.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2004, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $30,600.

                                                                At September 30,
                                                                ----------------
                                                                 2004    2003
                                                                 ----    ----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units................... $241    $191
  Non-residential...............................................  441      --
  Consumer......................................................   70      --
                                                                 ----    ----
Total...........................................................  752     191
                                                                 ----    ----

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units...................   --     155
  Permanent loans secured by other real estate..................   --     134
Consumer........................................................   --      --
                                                                 ----    ----
Total...........................................................   --     289
                                                                 ----    ----
Total non-accrual and accrual loans.............................  752     480
Real estate owned...............................................   --      --
                                                                 ----    ----
Total nonperforming assets...................................... $752    $480
                                                                 ====    ====
Total non-accrual and accrual loans to net loans................ 1.13%   0.78%
Total non-accrual and accrual loans to total assets............. 0.79%   0.52%
Total non performing assets to total assets..................... 0.79%   0.52%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2004, the Bank had $1,995 of loans classified as special mention and no loans classified as substandard, doubtful or loss.

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


                                            At September 30,
                              ---------------------------------------------
                                            2004                  2003
                              ---------------------   ---------------------
                                         Percent of            Percent of
                                          Loans in              Loans in
                                            Each                  Each
                                          Category              Category
                                          to Total              to Total
                              Amount       Loans      Amount     Loans
                              ------       -----      ------     -----
                                         (Dollars in thousands)

Residential.................    $104        23.14%      $106      51.57%
Commercial real estate......     271        60.01        194      29.34
Commercial Business.........      20         4.43          1       1.56
Consumer ...................      56        12.42         27      17.53
                                ----       ------       ----     ------
    Total allowance for
      loan losses...........    $451       100.00%      $328     100.00%
                                ====       ======       ====     ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                          At September 30,
                                                       ---------------------
                                                         2004         2003
                                                       --------     --------
                                                       (Dollars in thousands)
Total loans outstanding (1) ......................     $ 69,938     $ 63,241
                                                       ========     ========
Average loans outstanding(1) .....................     $ 66,798     $ 61,146
                                                       ========     ========

Allowance balances (at beginning of period).......     $    328     $    280
Provision:
 Residential .....................................           (2)          18
 Commercial real estate ..........................           77           44
 Commercial Business .............................           19           --
 Consumer ........................................           29            9
Net recoveries (charge offs) .....................          (--)         (23)
                                                       --------     --------
Allowance balance (at end of period) .............     $    451     $    328
                                                       ========     ========
Allowance for loan losses as a percent of
  total loans outstanding ........................         0.64%        0.52%
Net loans charged off as a percent of average
  loans outstanding ..............................         0.00%        0.04%

-------------
(1) Excludes allowance for loan losses, deferred loan origination fees, costs and loans in process.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2004 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004, which is filed as Exhibit 13 to this Form 10-KSB.


                                                           At September 30,
                                                        ----------------------
                                                          2004           2003
                                                        -------        -------
                                                           (In thousands)

Investments securities held-to-maturity:
  U.S. agency securities............................... $    --        $    --
  State and local government...........................      --             --
  Mortgage-backed securities...........................     261            461
                                                        -------        -------
     Total investment securities held-to-maturity......     261            461
                                                        -------        -------

Investment securities available-for-sale:
  Equities.............................................      65             52
  Corporate bonds......................................      --            491
  Mortgage-backed securities ..........................   7,785          8,094
  U.S. agency securities...............................  11,439          6,367
                                                        -------        -------
      Total investment securities available-for-sale...  19,289         15,004
                                                        -------        -------

Interest-bearing deposits..............................   5,248         10,639
FHLB stock.............................................     490            507
                                                        -------        -------
Other investments......................................   5,738         11,146
                                                        -------        -------
     Total investments................................. $25,288        $26,611
                                                        =======        =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2004 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                One Year or Less One to Five Years Five to Ten Years More than Ten Years Total Investment Securities
                                ---------------- ----------------- ----------------- ------------------- ---------------------------
                                        Weighted         Weighted           Weighted           Weighted          Weighted
                               Carrying  Average Carrying Average  Carrying Average  Carrying  Average  Carrying  Average    Market
                                 Value    Yield    Value   Yield     Value   Yield     Value    Yield     Value    Yield     Value
                                 -----    -----    -----   -----     -----   -----     -----    -----     -----    -----     -----
                                                                             (Dollars in thousands)
Available-for-Sale:
   U.S. agency securities......  $   --     --%   $1,614    3.10%    $5,897   4.24%     $3,928   5.06%    $11,439    4.36%  $11,439
   Mortgage-backed securities..      --     --       487    4.00      2,753   3.50       4,545   5.00       7,785    4.41     7,785
   FHLMC stock.................      65   1.14        --      --         --     --          --     --          65    1.14        65
   Interest-bearing deposits...   5,248   1.66        --      --         --     --          --     --       5,248    1.66     5,248
   FHLB stock..................     490   1.60        --      --         --     --          --     --         490    1.60       490
Held-to-Maturity:
  Mortgage-backed securities...      --     --        --      --         31   4.37         230   5.97         261    5.78       269
                                 ------   ----    ------    ----     ------   ----      ------   ----     -------    ----   -------
  Total investments............  $5,803   1.65%   $2,101    3.31%    $8,681   4.01%     $8,703   5.05%    $25,288    3.71%  $25,296
                                 ======   ====    ======    ====     ======   ====      ======   ====     =======    ====   =======

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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004.


                                                         Certificates
            Maturity Period                               of Deposit
            ---------------                               ----------
                                                        (In thousands)

            Within three months...............               $  305
            Three through six months..........                  922
            Six through twelve months.........                1,973
            Over twelve months................                  854
                                                             ------
                                                             $4,054
                                                             ======

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

Personnel

         At September 30, 2004, the Bank had 32 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2004.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2004, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and two branch offices.


                                                      Leased or
                Location                                Owned
            -----------------------------------  -------------------


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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2004 (the "Annual Report"), is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2004.

                                         ISSUER PURCHASES OF EQUITY SECURITIES
--------------------  -------------- ----------------- ---------------------------- ----------------------------------
                           (a)               (b)                   (c)                             (d)
                          Total                             Total Number of                    Maximum Number
                        Number of         Average           Shares (or Units)             (or Approximate Dollar
                          Shares        Price Paid         Purchased as Part of        Value) of Shares (or Units)
                        (or Units)       per Share          Publicly Announced          that May Yet Be Purchased
       Period           Purchased        (or Unit)          Plans or Programs          Under the Plans or Programs
--------------------  -------------- ----------------- ---------------------------- ----------------------------------
July 1-31,                  0                0                      0                               0
2004
--------------------  -------------- ----------------- ---------------------------- ----------------------------------
August 1-31,                0                0                      0                               0
2004
--------------------  -------------- ----------------- ---------------------------- ----------------------------------

September 1-30,             0                0                      0                               0
2004
--------------------  -------------- ----------------- ---------------------------- ----------------------------------
                            0                0                      0                               0
Total
--------------------  -------------- ----------------- ---------------------------- ----------------------------------

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

Item 8B.  Other Information
---------------------------

         Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The Registrant has not adopted a code of ethics because its common stock trades on the OTC Bulletin Board, and thus the Registrant is not subject to the requirements of NASDAQ or any stock exchange to have adopted such a code.

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

         (d)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of September 30, 2004 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                                  (a)                     (b)  (c)
                                                                                               Number of securities
                                         Number of securities        Weighted-average         remaining available for
                                           to be issued upon         exercise price of         future issuance under
                                              exercise of               outstanding          equity compensation plans
                                         outstanding options,        options, warrants         (excluding securities
                                        warrants and rights(1)          and rights           reflected in column (a))
                                        ----------------------          ----------           ------------------------
Equity compensation plans
  approved by shareholders
Farnsworth Bancorp, Inc.
    1999 Stock Option Plan...........           35,547                     $7.38                         --
Equity compensation plans
  not approved by shareholders
Farnsworth Bancorp, Inc.
    2002 Stock Option Plan...........           31,177                    $10.07                         --
                                                ------                    ------                      -----
     TOTAL..........................            66,724                    $ 8.64                         --
                                                ======                    ======                      =====

--------------
(1) Excludes 3,922 shares of unvested restricted stock granted under the Peoples Savings Bank 2002 Stock Bonus Plan.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits
-------------------------------------------------

         (a) The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.


          Independent Auditor's Report
          Consolidated  Statements  of Financial  Condition as of September  30,
               2004 and 2003
          Consolidated  Statements  of Income and  Comprehensive  Income for the
               Years Ended September 30, 2004 and 2003
          Consolidated  Statements  of Changes in  Stockholders'  Equity for the
               Years Ended September 30, 2004 and 2003
          Consolidated  Statements  of Cash Flows for the Years Ended  September
               30, 2004 and 2003
          Notes to Consolidated Financial Statements

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

          3(i)    Articles of  Incorporation  of Farnsworth  Bancorp,  Inc. *
          3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
         10.1     Employment Agreement with Gary N. Pelehaty *
         10.2     Employment Agreement with Charles Alessi *
         10.3     Severance Agreement with Elaine Denelsbeck *
         10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
         10.5     Peoples Savings Bank Restricted Stock Plan**
         10.6     Farnsworth Bancorp, Inc. 2002 Stock Option Plan***
         10.7     Peoples Savings Bank 2002 Stock Bonus Plan***
         10.8     Peoples Savings Bank Supplemental Executive Retirement Plan
                  for the Benefit of Gary N. Pelehaty
         13       Annual Report to Stockholders for the fiscal year ended September 30, 2004
         21       Subsidiaries of the Registrant
         23       Consent of Kronick Kalada Berdy & Co.
         31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2004.

                                       FARNSWORTH BANCORP, INC.


                                       By: /s/Gary N. Pelehaty
                                           -------------------------------------
                                           Gary N. Pelehaty
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 2004.

/s/Gary N. Pelehaty                        /s/Charles Alessi
-------------------------------------      --------------------------------------------------
Gary N. Pelehaty                           Charles Alessi
President and Chief Executive Officer      Vice President, Chief Financial Officer, Secretary
(Principal Executive Officer)              and Treasurer (Principal Accounting and Financial
                                           Officer)

/s/Joseph H. Kelly                         /s/George G. Aaronson, Jr.
-------------------------------------      --------------------------------------------------
Joseph H. Kelly                            George G. Aaronson, Jr.
Director                                   Director

/s/G. Edward Koenig, Jr.                   /s/Edgar N. Peppler
-------------------------------------      --------------------------------------------------
G. Edward Koenig, Jr.                      Edgar N. Peppler
Director                                   Director


/s/William H. Wainwright, Jr.              /s/Charles E. Adams
-------------------------------------      --------------------------------------------------
William H. Wainwright, Jr.                 Charles E. Adams
Director                                   Director


/s/John J. Maley, Jr.                      /s/Coby M. Frier
-------------------------------------      --------------------------------------------------
John J. Maley, Jr.                         Coby M. Frier
Director                                   Director
