Form 10QSB
period 2004-12-31
FARNSWORTH BANCORP INC
filed 2005-02-07
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB

(Mark One)
---
 X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---               EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2004
                                                 -----------------

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

  Number of shares of Common Stock outstanding as of February 2, 2005: 650,311
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                      YES         .         NO  X .
                            ---                ---

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                 -------

Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at December 31, 2004
           (unaudited) and September 30, 2004 (audited)............................................  1

           Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2004, and 2003 (unaudited)....................................  2

           Consolidated Statements of Cash Flows for the three months ended
           December 31, 2004 and 2003 (unaudited)..................................................  3

           Notes to Financial Statements...........................................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  6

Item 3.    Controls and Procedures.................................................................  8

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................... 10

Item 2.    Changes in Securities and Small Business Issuer Purchases
           of Equity Securities.................................................................... 10

Item 3.    Defaults upon Senior Securities......................................................... 10

Item 4.    Submission of Matters to a Vote of Security Holders..................................... 10

Item 5.    Other Information....................................................................... 10

Item 6.    Exhibits ............................................................................... 10

Signatures ........................................................................................ 11

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     DECEMBER 31     SEPTEMBER 30,
                                                                                         2004             2004
                                                                                   -------------    -------------
                                                                                      (UNAUDITED)        (AUDITED)
ASSETS

Cash and due from banks                                                            $   8,682,831    $   6,009,330
Securities available for sale                                                         21,800,558       19,288,779
Securities held to maturity                                                              918,280          261,301
Loans receivable, net                                                                 66,357,959       66,502,369
Accrued interest receivable                                                              409,683          448,194
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                                       490,200          490,200
Deferred income taxes                                                                    205,424          137,719
Premises and equipment                                                                 2,297,214        2,340,641
Other assets                                                                              58,317          126,650
                                                                                   -------------    -------------

         Total assets                                                              $ 101,220,466    $  95,605,183
                                                                                   =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $  90,755,701    $  86,825,805
Borrowings from FHLB                                                                     772,038          810,013
Advances by borrowers for taxes and insurance                                            327,787          373,531
Accrued income taxes                                                                     118,772          123,102
Accrued interest payable                                                                  71,287           63,219
Accounts payable and other accrued
  expenses                                                                               120,399          146,039
                                                                                   -------------    -------------

         Total liabilities                                                            92,165,984       88,341,709
                                                                                   -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value,  5,000,000 shares  authorized;  662,693 and 542,666 shares issued, at December 31, 2004
  and September 30, 2004 respectively; shares outstanding
  650,311 and 530,284, respectively                                                       66,270           54,267
Additional paid in capital                                                             8,481,669        6,515,350
Retained earnings substantially restricted                                             1,148,551        1,068,643
Treasury stock at cost 12,382 shares                                                    (120,658)        (120,658)
Common stock aquired by
 employee stock ownership plan (ESOP)                                                   (275,729)        (113,694)
Common stock aquired by restricted stock plan                                            (58,731)         (55,100)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                                           (186,890)         (85,334)
                                                                                   -------------    -------------

         Total stockholders' equity                                                    9,054,482        7,263,474
                                                                                   -------------    -------------

         Total liabilities and
          stockholders' equity                                                     $ 101,220,466    $  95,605,183
                                                                                   =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                       DECEMBER 31
                                                              2004                 2003
                                                          -------------        -------------
Interest income:
  Loans receivable                                         $ 1,143,621          $ 1,081,373
  Securities                                                   206,043              193,957
  Federal funds sold                                            35,029               14,819
                                                          -------------        -------------
        Total interest income                                1,384,693            1,290,149
                                                          -------------        -------------

Interest expense:
  Deposits                                                     426,305              366,991
  Federal Home Loan Bank advances                               11,599               14,284
                                                          -------------        -------------
        Total interest expense                                 437,904              381,275
                                                          -------------        -------------
Net interest income                                            946,789              908,874

Provision for loan losses                                       21,801               20,000
                                                          -------------        -------------
        Net interest income after
          provision for loan losses                            924,988              888,874
                                                          -------------        -------------
Noninterest income:
  Fees and other service charges                                77,451               65,826
  Net realized gain on available for sale:
    Loans                                                        7,537                8,453
    Securities                                                   3,217               19,587
                                                          -------------        -------------
        Total noninterest income                                88,205               93,866
                                                          -------------        -------------
Noninterest expense:
  Compensation and benefits                                    469,038              458,769
  Occupancy and equipment                                      132,070              122,743
  Professional fees                                             54,825               52,950
  Service fees                                                  41,951               44,105
  Other                                                        121,086              121,673
                                                          -------------        -------------
        Total noninterest expense                              818,970              800,240
                                                          -------------        -------------

Income  before provision for income
  tax expense                                                  194,223              182,500
Provision for income tax expense                                81,800               73,000
                                                          -------------        -------------
        Net income                                             112,423              109,500

Other Comprehensive Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                                          (99,626)             (57,878)
  Reclassification adjustments for gains
   included in net income                                       (1,930)             (11,787)
                                                          -------------        -------------

Comprehensive Income                                          $ 10,867             $ 39,835
                                                          =============        =============

Net income per common share:
  Basic                                                         $ 0.20               $ 0.22
  Diluted                                                       $ 0.18               $ 0.21

Weighted average number of shares
outstanding during the period:
  Basic                                                        575,655              493,120
  Diluted                                                      611,667              518,567


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       THREE MONTHS ENDED DECEMBER 31
                                                             2004            2003
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    112,423    $    109,500
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                             48,022          37,723
    Stock compensation                                        26,965          20,370
    Provision for loan losses                                 21,801          20,000
    Net gain on sale of AFS securities                        (3,217)        (19,587)
   Change in:
     Accrued interest receivable                              38,511          73,564
     Other assets                                             68,333          (3,657)
     Advances from borrowers                                 (45,744)         11,970
     Accrued and deferred income taxes                        (4,331)        (27,959)
     Accrued interest payable                                  8,068          (4,673)
     Other accrued liabilities                               (25,640)        (19,267)
                                                        ------------    ------------

         Total adjustments                                   132,768          88,484
                                                        ------------    ------------
         Net cash provided by operating
          activities                                         245,191         197,984
                                                        ------------    ------------
Cash flows from investing activities:

  Net change in loans receivable                             122,609      (2,055,848)
  Redemption of securities, held to maturity                  15,309          70,765
  Redemption of securities, available for sale               207,785         230,276
  Purchase of securities, held to maturity                  (672,288)           --
  Proceeds from sale of securities available for sale      4,593,051       3,498,916
  Purchase of securities, available for sale net          (7,478,648)     (4,954,852)
  Purchase of premises and equipment                          (4,595)        (48,786)
                                                        ------------    ------------

         Net cash used in investing activities            (3,216,777)     (3,259,529)
                                                        ------------    ------------
Cash flows from financing activities:
  Net increase  in deposits                                3,929,896         320,010
  Repayment of  Federal Home Loan Bank Borrowings            (37,985)        (35,800)
  Proceeds from sale of stock, net                         1,785,691
  Dividends paid                                             (32,515)        (21,652)
                                                        ------------    ------------

         Net cash provided by financing activities         5,645,087         262,558
                                                        ------------    ------------

Net change in cash                                         2,673,501      (2,798,987)

Cash at beginning of period                                6,009,330      11,539,886
                                                        ------------    ------------
Cash at end of period                                   $  8,682,831    $  8,740,899
                                                        ============    ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $    429,836    $    385,948
                                                        ============    ============
    Income taxes                                        $     86,000    $     45,000
                                                        ============    ============

Non cash items:
  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $   (101,556)   $    (69,665)
                                                        ============    ============
   Loan to ESOP                                         $    172,500
                                                        ============
   Restricted stock plan shares purchased               $     20,131
                                                        ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2004, the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2004 and 2003, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and 2003. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2005, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

The Board of Directors declared a 20% stock dividend in fiscal year 2004. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividend.

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

                                        For the three months ended December 31
                                        --------------------------------------
                                            2004                              2003
                                            ----                              ----
                                          Weighted      Per-                Weighted     Per-
                                          Average      Share                Average      Share
                               Income      Shares      Amount     Income     Shares      Amount
                               ------      ------      ------     ------     ------      ------

Net income available
to common shareholders       $112,423     604,649                $109,500    519,637

ESOP Shares, not
committed to be released                  (27,508)                           (21,884)

RSP Shares                                 (1,486)                            (4,366)
                             ---------------------------------  ----------------------------------
Basic earnings per share      112,423      575,655    $  0.20    $109,500    493,120       $  0.22

Common Stock equivalents                    36,012                            25,447
                             ---------------------------------  ----------------------------------

Diluted earnings per share   $112,423      611,667    $  0.18    $109,500    518,567       $  0.21
                             =====================    =======    ===================       =======

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

         On November 5, 2004, the Company completed the private offering (the "Offering") of 120,027 shares of its common stock, par value $.10 per share, for an aggregate sales price of $2,070,466 ($17.25 per share). The Company did not use an underwriter in connection with the Offering. The Offering was not registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption from registration under Rule 505 of Regulation D promulgated under the Securities Act. The Offering qualified for the exemption from registration under Rule 505 of Regulation D in that the aggregate offering price was less than $5 million, there were fewer than 35 "unaccredited investors" who actually purchased stock in the Offering and the Company has satisfied the other applicable terms and conditions of Rules 501, 502 and 503 of Regulation D.

Financial Condition

         Total assets increased $5.6 million or 5.87% to $101.2 million at December 31, 2004 from $95.6 million at September 30, 2004. The increase was primarily attributable to an increases in available for sale securities of $2.5 million, held to maturity securities of $657,000 and in cash and due from banks of $2.7 million. The Company's total liabilities increased $3.8 million or 4.33%, to $92.1 million at December 31, 2004 from $88.3 million at September 30, 2004. The increase was primarily attributable to a $3.9 million increase in deposits.

         Stockholders' equity increased $1.8 million to $9.1 million or 8.9% of total assets at December 31, 2004, as compared to $7.3 million or 7.6% of total assets at September 30, 2004. The increase in stockholders' equity is primarily attributable to the sale of $2.1 million of common stock in the Offering partially offset by addition of ESOP and RSP shares acquired of $193,000, a change in the unrealized depreciation on available for sale securities net of taxes of $102,000 and dividends paid of $33,000.

Results of Operations

         Net Income. The Company's net income increased $3,000 for the quarter ended December 31, 2004 to $112,000 from $109,000 for the quarter ended December 31, 2003. The increase in net income was attributable to an increase in net interest income of $37,000 partially offset by an increase in non-interest expense of $19,000, a decrease in non-interest income of $6,000 and a increase in income taxes of $9,000.

         Net Interest Income. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest the Company receives on its interest earning assets, primarily loans and investments, and interest the Company pays on its interest-bearing liabilities, deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $36,000, or 4.06%, to $925,000 for the quarter ended December 31, 2004 as compared to $889,000 for the quarter ended December 31, 2003. The increase was primarily due to an increase of interest income of $95,000 partially offset by an increase in interest expense of $57,000. The increase in interest income was partially due to the increase in the investment portfolio. The Company's cost of funds increased as a result of higher market interest rates.

         Provision for Loan Losses. Provision for loan losses was $22,000 for the three months ended December 31, 2004, compared to $20,000 for the three months ended December 31, 2003.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $6,000 or 6.3% to $88,000 for the quarter ended December 31, 2004 from $94,000 for the same quarter in 2003. The decrease was due to a decrease in gain on sale of securities available for sale and loans of $17,000, offset by an increase in fee income of $11,000.

         Non-Interest Expense. Non-interest expense increased $19,000 or 2.34% to $819,000 for the quarter ended December 31, 2004 compared to $800,000 for the same quarter in 2003. The increase in the Company's non-interest expense was primarily due to an increase of $10,000 in the Company's compensation and benefits as well as an increase of $9,000 in occupancy and equipment partially offset by a decrease of $8,000 in other expenses. The category of non-interest expense classified as "Other" is comprised of expenses related to advertising, fees charged by banks, loan-processing fees, NOW expenses, costs related to supplies and various professional fees.

         Income Tax Expense. Income tax expense increased by $9,000 for the quarter ended December 31, 2004 to $82,000 compared to $73,000 for the same period in 2003. This change was due to the increase in the effective tax rate for the quarter from 40% to 42%.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits with other banks, advances from the FHLB of New York, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows, and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and meet operating expenses.

         Net cash provided by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2004 was $132,000, an increase of $44,000 compared to the same period in 2003. The increase in 2004 was primarily attributable to an increase in operating adjustments and a change in other assets, partially offset by the change in advances from borrowers.

         Net cash used by the Company's investing activities (i.e., cash disbursements, primarily for the purchase of the Company's investment securities and mortgage-backed securities portfolios and the Company's loan portfolio) for the three months ended December 31, 2004, totaled $3.2 million. This was the same as net cash used for the quarter ended December 31, 2003. The use is attributable to an decrease in net loans receivable of $2.2 million and purchase of available for sale and held to maturity securities of $8.1 million net, partially offset by redemptions and proceeds from sale of securities available for sale of $4.8 million.

         Net cash provided by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net decreases in FHLB advances) for the three months ended December 31, 2004, totaled $5.7 million, compared to $263,000 for the same period in 2003. The increase is attributable to a net increase in deposits of $3.9 million, net proceeds from sale of common stock of $1.8 million, partially offset by repayment of borrowings of $38,000, and dividends paid of $33,000.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2004, with tangible, core and risk based capital ratios respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         The Registrant was not engaged in any material legal proceedings during the quarter ended December 31, 2004. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

Item 5.  Other Information
-------  -----------------

         (a)      Not applicable.

         (b)      Not applicable.

Item 6.  Exhibits
-------  --------

         (a)    Exhibits:

         31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FARNSWORTH BANCORP, INC.


Date: February 7, 2005        By:  /s/Gary N. Pelehaty
                                   --------------------------------------------
                 .                 Gary N. Pelehaty
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date: February 7, 2005        By:  /s/Charles Alessi
                                   --------------------------------------------
                                   Charles Alessi
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)