Form 10QSB
period 2005-03-31
FARNSWORTH BANCORP INC
filed 2005-05-06
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB
                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005
                                      --------------

                                       OR

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________to__________

                           Commission File No. 0-24621

                           Farnsworth Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

New Jersey                                                       22-3591051
--------------------------------------------                 ----------------
State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
or Organization)                                             Identification No.)

               789 Farnsworth Avenue, Bordentown, New Jersey 08505
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                (609) 298-0723
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---

   Number of shares of Common Stock outstanding as of April 30, 2005: 650,311

            Transitional Small Business Disclosure Format (check one)

                       YES              NO  X
                           ---             ---

                                    Contents



PART I - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2005
         (unaudited) and September 30, 2004 (audited)..........................1

         Consolidated Statements of Income and Comprehensive Income for the
         three and six months ended March 31, 2005 and 2004 (unaudited)........2

         Consolidated  Statements  of Cash Flows for the six months  ended
         March 31, 2005 and 2004 (unaudited)...................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................5

Item 3. Controls and Procedures................................................9


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........10

Item 3.  Defaults upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits.............................................................10

Signatures....................................................................11

Certifications................................................................12

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               MARCH 31,       SEPTEMBER 30,
                                                                 2005             2004
                                                             -------------    -------------
ASSETS                                                         (UNAUDITED)        (AUDITED)

Cash and due from banks                                      $   6,046,567    $   6,009,330
Securities available for sale                                   20,118,758       19,288,779
Securities held to maturity                                      1,488,232          261,301
Loans receivable, net                                           68,826,848       66,502,369
Accrued interest receivable                                        435,697          448,194
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                 490,200          490,200
Deferred income taxes                                              412,716          137,719
Premises and equipment                                           2,254,219        2,340,641
Other assets                                                       132,830          126,650
                                                             -------------    -------------
         Total assets                                        $ 100,206,067    $  95,605,183
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $  89,701,093    $  86,825,805
Borrowings from FHLB                                               733,499          810,013
Advances by borrowers for taxes and insurance                      455,609          373,531
Accrued income taxes                                               150,992          123,102
Accrued interest payable                                            72,331           63,219
Accounts payable and other accrued
  expenses                                                         103,827          146,039
                                                             -------------    -------------
         Total liabilities                                      91,217,351       88,341,709
                                                             -------------    -------------
Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,693 and 542,666 shares issued, at March 31, 2005
  and September 30, 2004  respectively; shares outstanding
  650,311 and 530,284 for 2005 and 2004, respectively               66,270           54,267
Additional paid in capital                                       8,481,669        6,515,350
Retained earnings substantially restricted                       1,252,821        1,068,643
Treasury stock at cost 12,382 shares                              (120,658)        (120,658)
Common stock aquired by
 employee stock ownership plan (ESOP)                             (263,826)        (113,694)
Common stock aquired by restricted stock plan                      (42,231)         (55,100)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                     (385,329)         (85,334)
                                                             -------------    -------------
         Total stockholders' equity                              8,988,716        7,263,474
                                                             -------------    -------------
         Total liabilities and
          stockholders' equity                               $ 100,206,067    $  95,605,183
                                                             =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     MARCH 31                      MARCH 31
                                                 2005           2004           2005           2004
                                             -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                           $ 1,146,285    $ 1,127,415    $ 2,289,906    $ 2,208,788
  Securities                                     217,362        189,116        423,405        383,073
  Federal funds sold                              34,948         14,566         69,977         29,385
                                             -----------    -----------    -----------    -----------
        Total interest income                  1,398,595      1,331,097      2,783,288      2,621,246
                                             -----------    -----------    -----------    -----------
Interest expense:
  Deposits                                       446,646        366,898        872,951        733,889
  Federal Home Loan Bank advances                 11,031         13,250         22,630         27,534
                                             -----------    -----------    -----------    -----------
        Total interest expense                   457,677        380,148        895,581        761,423
                                             -----------    -----------    -----------    -----------
Net interest income                              940,918        950,949      1,887,707      1,859,823

Provision for loan losses                         43,289         63,000         66,891         83,000
                                             -----------    -----------    -----------    -----------
        Net interest income after
          provision for loan losses              897,629        887,949      1,820,816      1,776,823
                                             -----------    -----------    -----------    -----------
Noninterest income:
  Fees and other service charges                  68,171         83,553        145,622        149,379
  Net realized gain on available for sale:
   Loans                                           4,222         11,514         11,759         19,967
   Securities                                      5,091         28,022          8,308         47,609
                                             -----------    -----------    -----------    -----------
        Total noninterest income                  77,484        123,089        165,689        216,955
                                             -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and benefits                      429,577        426,490        898,615        885,259
  Occupancy and equipment                        143,611        129,634        275,681        252,377
  Professional fees                               56,347         38,175        111,172         91,124
  Servive fees                                    45,768         40,577         87,719         84,682
  Other                                          132,540        135,041        251,825        256,715
                                             -----------    -----------    -----------    -----------
        Total noninterest expense                807,843        769,917      1,625,012      1,570,157
                                             -----------    -----------    -----------    -----------
Income  before provision for income
  tax expense                                    167,270        241,121        361,493        423,621
Provision for income tax expense                  63,000         91,700        144,800        164,700
                                             -----------    -----------    -----------    -----------
        Net income                               104,270        149,421        216,693        258,921

Other Comprehensive Income, net of taxes
  Unrealized gain (loss) on Securities
   Available for Sale                           (195,384)       177,569       (295,010)       119,691
  Reclassification adjustments for gains
    included in net income                        (3,055)       (16,813)        (4,985)       (28,600)
                                             -----------    -----------    -----------    -----------
Comprehensive (loss) income                  $   (94,169)   $   310,177    $   (83,302)   $   350,012
                                             ===========    ===========    ===========    ===========
Net income  per common share:
  Basic                                      $      0.17    $      0.31    $      0.36    $      0.53
  Diluted                                    $      0.16    $      0.28    $      0.34    $      0.49

Weighted average number of shares
outstanding during the period:
 basic                                           621,317        486,761        598,235        486,761
 diluted                                         658,918        535,082        628,288        527,721

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          SIX MONTHS ENDED MARCH 31
                                                              2005           2004
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    216,693    $    258,921
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                             96,044          75,974
    Stock compensation                                        55,368          40,740
    Provision for loan losses                                 66,891          83,000
    Net gain on sale of AFS securities                        (8,308)        (47,609)
    Net gain loans sold                                      (11,759)        (19,967)
 Change in:
   Accrued interest receivable                                12,497         (39,105)
   Other assets                                               (6,180)          3,421
   Advances from borrowers                                    82,078          55,659
   Accrued and deferred income taxes                         (47,110)        (72,920)
   Accrued interest payable                                    5,498           3,590
   Other accrued liabilities                                 (38,597)        (37,949)
                                                        ------------    ------------
         Total adjustments                                   206,422          44,834
                                                        ------------    ------------
         Net cash provided by operating
          activities                                         423,115         303,755
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                        (2,391,370)     (3,799,232)
  Redemption of securities, held to maturity                  24,457         115,153
  Redemption of securities, available for sale             1,735,667         558,123
  Purchase of securities, held to maturity                (1,251,688)              -
  Proceeds from sale of securities available for sale      7,391,157       6,716,257
  Purchase of securities, available for sale net         (10,436,429)     (8,946,843)
  Purchase of premises and equipment                          (9,622)       (111,614)
                                                        ------------    ------------

         Net cash used in investing
           activities                                     (4,937,828)     (5,468,156)
                                                        ------------    ------------
Cash flows from financing activities:
  Net increase  in deposits                                2,875,288       3,928,242
  Repayment of  Federal Home Loan Bank Borrowings            (76,514)        (72,132)
  Proceeds from sale of stock, net                         1,785,691
  Dividends paid                                             (32,515)        (21,652)
                                                        ------------    ------------
         Net cash provided by financing
           activities                                      4,551,950       3,834,458
                                                        ------------    ------------
Net change in cash                                            37,237      (1,329,943)

Cash at beginning of period                                6,009,330      11,539,886
                                                        ------------    ------------
Cash at end of period                                   $  6,046,567    $ 10,209,943
                                                        ============    ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $    890,083    $    757,833
                                                        ============    ============
    Income taxes                                        $    135,000    $    241,250
                                                        ============    ============
Non cash items
  Stock dividend                                        $          -    $  1,750,589
                                                        ============    ============
  Common stock aquired by Restricted Stock Plan         $     20,131    $    132,200
                                                        ============    ============
  Treasury Stock                                        $          -    $    (64,514)
                                                        ============    ============
  Additional paid in capital                            $          -    $    (67,686)
                                                        ============    ============
  Unrealized (loss) gain  on securities available
    for sale, net of deferred income taxes              $   (299,995)   $     91,091
                                                        ============    ============
   Loan to ESOP                                         $    172,500
                                                        ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------


         The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2005, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2005 and 2004, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2005, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

         The Board of Directors declared a 20% stock dividend in the quarter ended March 31, 2004. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividend.

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

                       For the three months ended March 31
                       -----------------------------------

                                        2005                           2004
                                       Weighted   Per                Weighted  Per
                                       Average   Share               Average  Share
                              Income    Shares   Amount    Income     Shares  Amount
                              ------    ------   ------    ------     ------  ------

Net income available
to common shareholders      $104,270   650,311          $ 149,421    520,959

ESOP shares, not
committed to be released               (27,508)                      (21,805)

RSP shares                              (1,486)                      (12,393)
                            ---------------------------- ----------------------------
Basic earnings per share     104,270   621,317    $0.17  $149,421    486,761   $ 0.31

Common stock equivalents                37,601                        48,321
                            ---------------------------- ----------------------------
Diluted earnings per share  $104,270   658,918    $0.16  $149,421    535,082   $ 0.28
                            ========   =======    =====  ========    =======   ======


NOTE 3. Investment Securities
        ---------------------

The Bank's investments in securities are classified in two categories and accounted for as follows:

Securities Held to Maturity. Mortgage-backed securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

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


Financial Condition

         Total assets increased $4.6 million or 4.8% to $100.2 million at March 31, 2005 from $95.6 million at September 30, 2004. The increase was primarily attributable to a $2.1 million increase in the Bank's available for sale and held to maturity securities purchased in order to supplement lending and an increase of $2.3 million in loans receivable net primarily due to an increase in the commercial real estate portfolio. The Bank's total liabilities increased $2.9 million or 3.2%, to $91.2 million at March 31, 2004 from $88.3 million at September 30, 2004. The increase in total liabilities was primarily attributable to a $2.9 million increase in deposits, due to an increase in advertising.

         Stockholders' equity increased $1.7 million to $9.0 million or 8.9% of total assets at March 31, 2005 as compared to $7.3 million or 7.6% of total assets at September 30, 2004. The increase in stockholders' equity is primarily attributed to the sale of $2.1 million of common stock in the Offering, and net income of $217,000, partially offset by addition of ESOP and RSP shares acquired of $193,000, a change in the unrealized depreciation on available for sale securities net of taxes of $300,000 and dividends paid of $33,000.

Results of Operations

         Net Income. The Company's net income decreased $45,000 for the quarter ended March 31, 2005 to $104,000 from $149,000 for the quarter ended March 31, 2004. The decrease in net income was attributable to a decrease in non-interest income of $46,000 and an increase in non-interest expense of $38,000 partially offset by an increase in net interest income after provisions for loan losses of $10,000 and a decrease in provision for income taxes of $29,000. For the six months ended March 31, 2005, net income decreased $42,000 to $217,000 from net income of $259,000 for the same period in 2004.

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

         Net interest income after provision for loan losses increased $10,000 or 1.1%, to $898,000 for the quarter ended March 31, 2005 as compared to $888,000 for the quarter ended March 31, 2004. The increase resulted from an increase in interest income of $68,000 and a decrease in the provision for loan losses of $20,000 partially offset by an increase in interest expense of $78,000. Net interest income after provision for loan losses increased $44,000 for the six months ended March 31, 2005 compared to the same period in 2004.

         Provision for Loan Losses. Provision for loan losses was $43,000 for the three months ended March 31, 2005 compared to $63,000 for the three months ended March 31, 2004. The decrease reflects management's assessment of the credit risks in the loan portfolio and the level of charge-offs and non-performing loans. For the six months ended March 31, 2005 the provision for loan losses was $67,000 compared to $83,000 for the same period in 2004.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance or that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $46,000 or 37.0% to $77,000 for the quarter ended March 31, 2005 from $123,000 for the same quarter in 2004. This decrease was partially due to a decrease in fees and other charges of $16,000 and a decrease in sale of securities and loans available for sale of $31,000 compared to the same period in 2004. For the six months ended March 31, 2005, non-interest income decreased $51,000 compared to the same period in 2004.

         Non-Interest Expense. Non-interest expense increased by $38,000 to $808,000 for the quarter ended March 31, 2005, compared to $770,000 for the quarter ended March 31, 2004. The increase was primarily due to an increase in office occupancy and equipment expenses of $14,000, professional fees of $18,000 and service fees of $5,000. For the six months ended March 31, 2005 non-interest expense increased by $55,000 compared to the same period in 2004. The increase in the six months was due to an increase of $23,000 in office occupancy and equipment and an increase of $20,000 in professional fees.

         Income Tax Expense. Income tax expense decreased by $29,000 to $63,000 for the quarter ended March 31, 2005 compared to $92,000 for the quarter ended March 31, 2004. The decrease was attributable to the decrease in pretax income of $74,000. For the six months ended March 31, 2005, income tax expense decreased by $20,000 due to the decrease in pretax income.

Liquidity and Capital Resources

         The Bank is required to maintain levels of liquid assets considered necessary for its safe and sound operations.

         The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits with other banks, advances from the FHLB of New York and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity and meet operating expenses.

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2005 was $423,000, an increase of $119,000, compared to the same period in 2004. The increase in 2005 was primarily due to the change in gain on sale of securities and loans of $48,000 and accrued interest receivable of $51,000, partially offset by a decrease in net income of $42,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of investment securities and mortgage-backed securities and for the funding of loans) for the six months ended March 31, 2005 totaled $4.9 million compared to $5.5 million for the same period in 2004. The use of funds is mainly attributable to an increase in loans receivable, net of $2.4 million and an increase in investments of $2.5 million of offering expenses.

         Net cash provided the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the six months ended March 31, 2005, totaled $4.6 million, compared to net cash provided by financing activities of $3.8 million for the same period in 2004. The increase is mainly attributable to proceeds from the sale of common stock of $1.8 million net.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2005, with tangible, core and risk based capital ratios of 7.93%, 7.93% and 14.16%, respectively.

Item 3.  Controls and Procedures

         (a) Evaluation of disclosure controls  and procedures.  Based on  their
             -------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Company was not engaged in any material legal proceedings during the quarter ended March 31, 2005. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on February 22, 2005, and the following matters were voted on by stockholders:

         Election of Directors by a majority of votes
         --------------------------------------------
                  John J. Maley
                  Coby M. Frier
                  George G. Aaronson, Jr.
                  Joseph H. Kelly
                  G. Edward Koenig, Jr.

         Ratification of the Appointment of Auditor
         ------------------------------------------
                  Kronick, Kalada, Berdy & Co.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits
         --------

         (a) Exhibits:

             31 Certifications pursuant to section 302 of Sarbanes-Oxley Act of 2002

             32  Certification pursuant to 18 U.S.C. ss.1350.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FARNSWORTH BANCORP, INC.



Date: May 6, 2005              By:  /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: May 6, 2005              By:  /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)