Form 10QSB
period 2005-06-30
FARNSWORTH BANCORP INC
filed 2005-08-12
CIK 1063568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005
                                       -------------

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

                     YES    X             NO
                          -----               -----

  Number of shares of Common Stock outstanding as of August 1, 2005   650,311
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                     YES                  NO    X
                          -----               -----

                                    Contents
                                    --------



PART 1 - FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

Item 1.  Financial Statements............................................

         Consolidated Statements of Financial Condition at
         June 30, 2005 (unaudited) and September 30, 2004 (audited)......  1

         Consolidated Statements of Income and Comprehensive Income
         for the three and nine months ended June 30, 2005 and 2004
         (unaudited).....................................................  2

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2005 and 2004 (unaudited)........................  3

         Notes to Financial Statements...................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  6

Item 3.  Controls and Procedures.........................................  9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  9

Item 3.  Defaults upon Senior Securities.................................  9

Item 4.  Submission of Matters to a Vote of Security Holders.............  9

Item 5.  Other Information............................................... 10

Item 6.  Exhibits........................................................ 10

Signatures............................................................... 11

Certifications

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                          JUNE 30,       SEPTEMBER 30,
                                                            2005             2004
                                                       -------------    -------------
ASSETS                                                  (UNAUDITED)       (AUDITED)

Cash and due from banks                                $   9,822,281    $   6,009,330
Securities available for sale                             19,135,024       19,288,779
Securities held to maturity                                1,721,550          261,301
Loans receivable, net                                     69,831,972       66,502,369
Accrued interest receivable                                  414,758          448,194
Federal Home Loan Bank of New York (FHLB) stock,
  at cost substantially restricted                           520,200          490,200
Deferred income taxes                                        337,617          137,719
Premises and equipment                                     2,235,533        2,340,641
Other assets                                                 100,022          126,650
                                                       -------------    -------------

         Total assets                                  $ 104,118,957    $  95,605,183
                                                       =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $  93,248,863    $  86,825,805
Borrowings from FHLB                                         694,387          810,013
Advances by borrowers for taxes and insurance                455,972          373,531
Accrued income taxes                                         139,908          123,102
Accrued interest payable                                      77,687           63,219
Accounts payable and other accrued
  expenses                                                   148,119          146,039
                                                       -------------    -------------

         Total liabilities                                94,764,936       88,341,709
                                                       -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares
  662,693 and 542,666 shares issued, at
  June 30, 2005 and September 30, 2004 respectively;
  shares outstanding 650,311 and 530,284 for 2005
  and 2004, respectively                                      66,270           54,267
Additional paid in capital                                 8,481,669        6,515,350
Retained earnings substantially restricted                 1,309,074        1,068,643
Treasury stock                                              (120,658)        (120,658)
Common stock acquired by
 employee stock ownership plan (ESOP)                       (251,924)        (113,694)
Unissued restricted stock plan shares                        (25,730)         (55,100)
Accumulated other comprehensive loss, unrealized
depreciation on available for sale securities
  net of taxes                                              (104,680)         (85,334)
                                                       -------------    -------------

         Total stockholders' equity                        9,354,021        7,263,474
                                                       -------------    -------------

         Total liabilities and
          stockholders' equity                         $ 104,118,957    $  95,605,183
                                                       =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               THREE MONTHS ENDED            NINE  MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                               2005           2004           2005           2004
                                            -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                          $ 1,158,299    $ 1,197,742    $ 3,448,205    $ 3,406,530
  Securities                                    222,702        217,874        646,107        600,947
  Federal funds sold                             48,194         17,877        118,171         47,262
                                            -----------    -----------    -----------    -----------
        Total interest income                 1,429,195      1,433,493      4,212,483      4,054,739
                                            -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                      484,168        367,068      1,357,119      1,100,957
  Federal Home Loan Bank advances                10,456         12,650         33,086         40,184
                                            -----------    -----------    -----------    -----------
        Total interest expense                  494,624        379,718      1,390,205      1,141,141
                                            -----------    -----------    -----------    -----------
Net interest income                             934,571      1,053,775      2,822,278      2,913,598

Provision for loan losses                         8,930         30,000         75,821        113,000
                                            -----------    -----------    -----------    -----------

        Net interest income after
          provision for loan losses             925,641      1,023,775      2,746,457      2,800,598
                                            -----------    -----------    -----------    -----------

Noninterest income:
  Fees and other service charges                 57,473         79,660        203,095        229,039
  Net realized gain on available for sale
   Loans                                          7,838             --         16,146         19,967
   Securities                                     4,162            440         15,921         48,049
                                            -----------    -----------    -----------    -----------
        Total noninterest income                 69,473         80,100        235,162        297,055
                                            -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits                     464,882        405,524      1,363,497      1,290,783
  Occupancy and equipment                       116,270        113,901        391,951        366,278
  Professional fees                              72,901         45,546        184,073        136,670
  Service fees                                   75,759         71,298        163,478        212,684
  Other                                         113,534        112,604        365,359        312,615
                                            -----------    -----------    -----------    -----------
        Total noninterest expense               843,346        748,873      2,468,358      2,319,030
                                            -----------    -----------    -----------    -----------

Income  before provision for income
  tax expense                                   151,768        355,002        513,261        778,623
Provision for income tax expense                 63,000        150,000        207,800        314,700
                                            -----------    -----------    -----------    -----------
        Net income                               88,768        205,002        305,461        463,923

Other Comprehensive Income, net of taxes
  Unrealized (loss) gain on securities
   available for sale                           283,146       (473,710)        (9,793)       119,691
  Reclassification adjustments for gains
    included in net income                       (2,497)          (264)        (9,553)       (28,829)
                                            -----------    -----------    -----------    -----------

Comprehensive (loss) income                 $   369,417    $  (268,972)   $   286,115    $   554,785
                                            ===========    ===========    ===========    ===========

Net income per common share:
  Basic                                     $      0.14    $      0.41   $       0.52    $      0.95
  Diluted                                   $      0.13    $      0.39   $       0.50    $      0.89

Weighted average number of shares
 outstanding during the period:
 basic                                          621,317        498,645        585,217        490,723
 diluted                                        659,440        531,321        616,969        520,660

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            NINE MONTHS ENDED JUNE 30

                                                                      2005            2004
                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                      $    305,461    $    463,923
                                                                  ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                      127,818         116,775
    Stock compensation                                                  83,770          61,110
    Provision for loan losses                                           75,821         113,000
    Net gain on sale of AFS securities                                 (15,921)        (48,049)
    Net gain on loans sold                                             (16,146)        (19,967)
 Change in:
   Accrued interest receivable                                          33,463         (10,911)
   Other assets                                                         26,628             560
   Advances from borrowers                                              82,441          87,715
   Accrued and deferred income taxes                                  (146,194)        (57,137)
   Accrued interest payable                                             14,468          34,237
   Other accrued liabilities                                             2,080           3,304
                                                                  ------------    ------------

         Total adjustments                                             268,228         280,637
                                                                  ------------    ------------

         Net cash provided by operating
          activities                                                   573,689         744,560
                                                                  ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                                  (3,405,424)     (3,886,808)
  Redemption of securities, held to maturity                           537,268         147,233
  Redemption of securities, available for sale                       2,208,617       1,162,021
  Purchase of securities, held to maturity                          (1,997,517)
  Proceeds from sale of securities available for sale               10,365,596       6,731,775
  Purchase of securities, available for sale net                   (12,444,661)    (13,207,704)
  Purchase of premises and equipment                                   (22,710)       (201,842)
  (Purchase) Redemption of FHLB stock                                  (30,000)         17,200
                                                                  ------------    ------------

         Net cash used in investing
           activities                                               (4,788,831)     (9,238,125)
                                                                  ------------    ------------


Cash flows from financing activities:
  Net increase  in deposits                                          6,423,058       4,551,504
  Repayment of  Federal Home Loan Bank Borrowings                     (115,626)       (109,004)
  Common stock issued                                                                   20,177
  Proceeds from sale of stock net                                    1,785,691
  Dividends paid                                                       (65,030)        (47,694)
                                                                  ------------    ------------

         Net cash provided by financing
           activities                                                8,028,093       4,414,983
                                                                  ------------    ------------

Net increase (decrease) in cash and due from banks                   3,812,951      (4,078,582)

Cash at beginning of period                                          6,009,330      11,539,886
                                                                  ------------    ------------
Cash at end of period                                             $  9,822,281    $  7,461,304
                                                                  ============    ============
                                                                     3,812,951
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                      $  1,375,737    $  1,066,720
                                                                  ============    ============
    Income taxes                                                  $    285,000    $    341,250
                                                                  ============    ============

  Unrealized loss  on securities available for sale,
    net of deferred income taxes                                  $    (19,346)   $   (382,883)
                                                                  ============    ============

Non cash items
  Stock dividend                                                  $         --    $  1,750,589
                                                                  ============    ============
  Common stock aquired by Restricted Stock Plan                   $     20,131    $    132,200
                                                                  ============    ============
  Treasury Stock                                                  $         --    $    (64,514)
                                                                  ============    ============
  Additional paid in capital                                      $         --    $    (67,686)
                                                                  ============    ============
   Loan to ESOP                                                   $    172,500
                                                                  ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information
         -------------------------------------

     The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2005, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2005 and 2004, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2005, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2004 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

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


                       For the three months ended June 30
                       ----------------------------------

                                          2005                               2004
                            ---------------------------------- ------------------------------
                                         Weighted     Per                  Weighted    Per
                                         Average     Share                 Average    Share
                              Income      Shares     Amount      Income     Shares    Amount
                              ------      ------     ------      ------     ------    ------

Net income available
to Common Shareholders      $ 88,768     650,311               $205,002    528,758

ESOP Shares, not
Committed to be released                 (27,508)                          (21,805)

RSP Shares, unawarded                     (1,486)                           (8,308)
                            ---------------------------------- ------------------------------
Basic earnings per share      88,768     621,317      $0.14    $205,002    498,645     $ 0.41

Common Stock equivalents                  38,123                            32,676
                            ---------------------------------- ------------------------------
Diluted earnings per share  $ 88,768     659,440      $0.13    $205,002    531,321     $ 0.39
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

Financial Condition

     Total assets increased $8.5 million, or 8.9%, to $104.1 million at June 30, 2005 from $95.6 million at September 30, 2004. The increase is primarily attributable to an increase in held to maturity securities of $1.4 million net, an increase in loans receivable of $3.3 and an increase in cash and dues from banks of $3.8 million. The Bank's total liabilities increased $6.4 million, or 7.3%, to $94.7 million at June 30, 2005 from $88.3 million at September 30, 2004. The increase is primarily attributable to a $6.4 million increase in deposits primarily attributable special CD offerings.

     Stockholders' equity increased $2.1 million to $9.4 million, or 9.0% of total assets, at June 30, 2005, as compared to $7.3 million, or 7.6% of total assets, at September 30, 2004. The increase in stockholders' equity is primarily attributable to the private sale of $2.1 million of common stock in November 2004, and net income of $305,000, partially offset by the addition of $193,000 in ESOP and RSP shares acquired and dividends paid of $65,000.

Results of Operations

     Net Income. The Bank's net income decreased $116,000 for the quarter ended June 30, 2005 to $89,000 from $205,000 for the quarter ended June 30, 2004. The decrease in net income is attributable to a decrease in the Bank's net interest income after provisions for loan losses of $98,000 and an increase in non-interest expense of $94,000, partially offset by a decrease in income taxes of $87,000. For the nine months ended June 30, 2005, net income decreased $159,000 to $305,000 from $464,000 for the same period in 2004.

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

     Net interest income after provision for loan losses decreased $98,000, or 9.6%, to $926,000 for the quarter ended June 30, 2005 from $1.0 million for the quarter ended June 30, 2004. The decrease was primarily due to an increase in interest expense of $115,000, partially offset by a decrease in the provision for loan losses of $21,000. The increase in interest expense was primarily due to higher costs of funds as well as the growth of deposit balances. Net interest income after provision for loan losses decreased by $54,000 for the nine months ended June 30, 2005, compared to the same period in 2004. The decrease is attributable primarily to the increase in the Bank's cost of funds as a result of higher market interest rates in addition to an increase in deposits.

     Provision for Loan Losses. Provision for loan losses was $9,000 for the three months ended June 30, 2005, compared to $30,000 for the three months ended June 30, 2004. For the nine months ended June 30, 2005 the provision for loan losses was $76,000 compared to $113,000 for the same period in 2004. The loan loss provision decreased during the two fiscal periods based on our analysis of the risks associated with the loan portfolio.

     Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

     Non-Interest Income. Non-interest income decreased $11,000, or 13.3%, to $69,000 for the quarter ended June 30, 2005 from $80,000 for the same quarter in 2004. The decrease is attributable to a decrease in fees and other service charges of $22,000 partially offset by an increase on sale of loans and securities available for sale of $11,000. For the nine months ended June 30, 2005, non-interest income decreased $62,000 compared to the same period in 2004. This decrease is primarily attributable to a decrease in gains on the sale of loans and securities available for sale of $36,000, and a decrease in fees and other charges of $26,000.

     Non-Interest Expense. Non-interest expense increased $94,000, or 12.6%, to $843,000 for the quarter ended June 30, 2005 from $749,000 for the same quarter in 2004. The increase in the Bank's non-interest expense was primarily due to an increase of $59,000 in the Bank's compensation and benefits and an increase of $27,000 in professional fees, mostly due to the new Sarbanes-Oxley requirements. The category of non-interest expense classified as "Other" comprises expenses related to advertising, loan-processing fees, NOW expenses, and costs related to supplies. For the nine months ended June 30, 2005, non-interest expense increased by $149,000 to $2.5 million, compared to $2.3 million for the same period in 2004.

     Income Tax Expense. Income tax expense decreased to $63,000 for the quarter ended June 30, 2005 from $150,000 for the same period in 2004. This decrease of $87,000 was due to the decrease in net income for the quarter ended June 30, 2005. For the nine months ended June 30, 2005, income tax expense was $208,000 compared to $315,000 for 2004.

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

     Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2005 was $574,000, compared to $745,000 for the same period in 2004. The decrease was mostly attributed to the change in net income and accrued and deferred income taxes.

     Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the nine months ended June 30, 2005, totaled $4.8 million compared to $9.2 million for the same period in 2004. The decrease is attributable to the change in sale and redemption of securities net of purchases of $1.3 million in 2005 verses $5.1 million in 2004.

     Net cash provided by the Bank's financing activities (i.e., cash receipts primarily from net increases in deposits and net increases in FHLB advances) for the nine months ended June 30, 2005, totaled $8.0 million, compared to net cash provided by financing activities of $4.4 million for the same period in 2004. The increase is attributable to a net increase in deposits of $6.4 million and proceeds from the sale of stock of $1.8 million in 2005, compared to an increase in deposits of $4.5 million in 2004.

     Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2005, with tangible, core and risk based capital ratios of 7.79%, 7.79% and 13.43%, respectively.

Item 3.  Controls and Procedures

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in  internal  control  over  financial  reporting.  During the
          ---------------------------------------------------------
quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company was not engaged in any material legal proceedings during the quarter ended June 30, 2005. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

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

         --------
         Exhibits:

            31 Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FARNSWORTH BANCORP, INC.



Date: August 11, 2005            By:/s/ Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 11, 2005            By:/s/ Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)