Form 10KSB
period 2005-09-30
FARNSWORTH BANCORP INC
filed 2005-12-27
CIK 1063568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)


[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the fiscal year ended September 30, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                        ------------    ------------

                         Commission File Number 0-24621

                            Farnsworth Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      New Jersey                               22-3591051
          --------------------------------                -------------------
          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                   Identification No.)


    789 Farnsworth Avenue, Bordentown, New Jersey               08505
    ---------------------------------------------               -----
      (Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number, Including Area Code:   (609) 298-0723
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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or Section 15(d) of the Exchange Act. [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         The issuer's revenues for its most recent fiscal year were $5,720,700.

         The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 21, 2005, was $10,217,472.

         As of December 21, 2005, there were issued and outstanding 650,316 shares of the issuer's Common Stock.

         Transitional  Small Business  Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2005. (Part II)

2. Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Description of Business
--------------------------------

General

         The Company is a New Jersey corporation organized in May 1998 at the direction of Peoples Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On September 29, 1998, the Bank completed the Conversion and became a wholly-owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

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

         In addition to the Bank, the Company has one subsidiary, Peoples Financial Services, Inc., a New Jersey corporation which was incorporated in November 2000. Peoples Financial Services, Inc. was organized for the purpose of providing securities brokerage and investment advisory services and products to customers of the Bank and the general public. Peoples Financial Services, Inc. has a networking agreement with a third party, and began offering such products and services from the Bank's main and branch offices in December 2000.

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                             At September 30,
                                               ------------------------------------------
                                                     2005                     2004
                                               ------------------     -------------------
                                                 $           %           $           %
                                               -----       ------     ------      -------
                                                           (Dollars in thousands)
Type of Loans:
  Residential.........................        $36,296         47.0%    $32,510        46.5%
  Construction........................          7,556          9.8       3,382         4.8
  Commercial real estate..............         22,135         28.7      24,830        35.5
  Commercial business.................          1,310          1.7       1,316         1.9
  Consumer loans:
    Home equity.......................          3,434          4.4       3,541         5.1
    Savings account...................            238          0.3         226         0.3
    Automobile and mobile home .......          5,908          7.7       3,759         5.4
    Other.............................            307          0.4         374         0.5
                                              -------        -----     -------       -----
                                               77,184        100.0%     69,938       100.0%
                                              -------        =====     -------       -----
Less:
  Loans in process....................          6,663                    2,876
  Deferred loan origination fees
         and costs....................            (15)                     109
  Allowance for loan losses...........            531                      451
                                              -------                  -------
Total loans, net......................        $70,005                  $66,502
                                              =======                  =======


         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2005. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $16.7 million for the year ended September 30, 2005. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                           Due after
                           Due within      1 through      Due after
                            1 year         5 years        5 years        Total
                            ------         -------        -------        -----
                                                 (In thousands)

Residential.............      $   956         $3,393       $31,947      $36,296
Construction............        7,556              -             -        7,556
Commercial real estate..        3,392          3,585        15,158       22,135
Commercial business.....        1,310              -             -        1,310
Consumer................        1,173            479         8,235        9,887
                              -------         ------       -------      -------
     Total..............      $14,387         $7,457       $55,340      $77,184
                              =======         ======       =======      =======

         The following table sets forth the dollar amount of all loans due after September 30, 2006, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                      Floating or
                                  Fixed Rates       Adjustable Rates     Total
                                  -----------       ----------------     -----
                                                   (In thousands)

Residential................         $34,726               $   614       $35,340
Commercial real estate.....           5,575                13,168        18,743
Consumer...................           8,714                     -         8,714
                                    -------               -------       -------
    Total..................         $49,015               $13,782       $62,797
                                    =======               =======       =======

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2005, the Bank had $614,000 in residential ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $1,174,200. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan

Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $359,650. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  2005,   commitments  to  cover
originations of loans totaled $4.7 million. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum limit for residential single-family construction and development loans to builders is 25% of unimpaired capital. The Bank's maximum loan to one borrower limit was approximately $1,296,000 at September 30, 2005. At September 30, 2005, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $716,000 and $1,174,200.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2005, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $78,000.

                                                          At September 30,
                                                          ----------------
                                                         2005          2004
                                                         ----          ----
                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units........      $264          $241
  Non-residential....................................       335           441
  Consumer...........................................         2            70
                                                           ----          ----
Total................................................       601           752
                                                            ---           ---

Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units........        --            --
  Permanent loans secured by other real estate.......        --            --
Consumer.............................................        --            --
                                                           ----          ----
Total................................................        --            --
                                                           ----          ----
Total non-accrual and accrual loans..................       601           752
Real estate owned....................................        --            --
                                                           ----          ----
Total nonperforming assets...........................      $601          $752
                                                           ====          ====
Total non-accrual and accrual loans to net loans.....      0.79%         1.13%
Total non-accrual and accrual loans to total assets..      0.53%         0.79%
Total non performing assets to total assets..........      0.53%         0.79%


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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2005, the Bank had $515,000 of loans classified as special mention, $68,000 classified as substandard, and no loans classified as doubtful or loss.

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

                                              At September 30,
                          ------------------------------------------------
                                       2005                        2004
                          ------------------------   ---------------------
                                     Percent of                 Percent of
                                      Loans in                   Loans in
                                        Each                       Each
                                       Category                  Category
                                       to Total                  to Total
                           Amount        Loans        Amount        Loans
                           ------        -----        ------        -----
                                        (Dollars in thousands)

Residential...............  $ 78         14.69%        $104         23.14%
Commercial real estate....   265         49.91          271         60.01
Commercial Business.......    33          6.21           20          4.43
Consumer .................   155         29.19           56         12.42
                            ----        ------         ----        ------
    Total allowance for
      loan losses.........  $531        100.00%        $451        100.00%
                            ====        ======         ====        ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                         At September 30,
                                                         ----------------
                                                      2005              2004
                                                      ----              ----
                                                        (Dollars in thousands)

Total loans outstanding (1)...................        $76,654           $69,938
                                                      =======           =======
Average loans outstanding(1)..................        $68,107           $66,798
                                                      =======           =======

Allowance balances (at beginning of period)...        $   451           $   328
Provision:
 Residential..................................              2                (2)
 Commercial real estate.......................             (6)               77
 Commercial Business..........................             14                19
 Consumer.....................................             99                29
Net recoveries (charge offs)..................            (29)              (--)
                                                      -------           -------
Allowance balance (at end of period)..........        $   531           $   451
                                                      =======           =======
Allowance for loan losses as a percent of
  total loans outstanding.....................          0.69%              0.64%
Net loans charged off as a percent of average
  loans outstanding...........................          0.04%              0.00%

------------------
         (1) Excludes allowance for loan losses, deferred loan origination fees, costs and loans in process.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2005 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2005, which is filed as Exhibit 13 to this Form 10-KSB.

                                                           At September 30,
                                                           ----------------
                                                          2005         2004
                                                          ----         ----
                                                           (In thousands)

   Investments securities held-to-maturity:
     U.S. agency securities..............................  $    --     $    --
     State and local government..........................      755          --
     Mortgage-backed securities..........................      215         261
                                                           -------     -------
        Total investment securities held-to-maturity.....      970         261
                                                           =======     =======

   Investment securities available-for-sale:
     Equities............................................       56          65
     Mortgage-backed securities .........................    7,354       7,785
     U.S. agency securities..............................   12,009      11,439
                                                           -------     -------
         Total investment securities available-for-sale..   19,419      19,289
                                                           -------     -------

   Interest-bearing deposits.............................    8,549       5,248
   FHLB stock............................................      520         490
                                                           -------     -------
   Other investments.....................................    9,069       5,738
                                                           -------     -------
        Total investments................................  $29,458     $25,288
                                                           =======     =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2005 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                One Year or Less One to Five Years Five to Ten Years More than Ten Years Total Investment Securities
                                ---------------- ----------------- ----------------- ------------------- ---------------------------
                                        Weighted         Weighted           Weighted           Weighted          Weighted
                               Carrying  Average Carrying Average  Carrying Average  Carrying  Average  Carrying  Average    Market
                                 Value    Yield    Value   Yield     Value   Yield     Value    Yield     Value    Yield     Value
                                 -----    -----    -----   -----     -----   -----     -----    -----     -----    -----     -----
                                                                           (Dollars in thousands)

Available-for-Sale:
----------------------------
   U.S. agency securities...  $   --         --%  $1,578     3.10%  $3,872     4.14%   $1,904     4.74%  $ 7,354    4.26%  $ 7,354
   Mortgage-backed securities     --         --    2,839     3.57      894     4.00     8,276     4.68    12,009    4.36    12,009
   FHLMC stock..............      56       1.14       --       --       --       --        --       --        56    1.14        56
   Interest-bearing deposits   8,549       3.70       --       --       --       --        --       --     8,549    3.70     8,549
   FHLB stock...............     520       3.59       --       --       --       --        --       --       520    3.59       520
Held-to-Maturity:
  Mortgage-backed securities      --         --       --       --       37     4.96       178     5.92       215    5.75       219
  Municipal notes...........     755       1.14       --       --       --       --        --       --       755    1.14       755
                              ------       ----   ------     ----   ------     ----   -------     ----   -------    ----   -------
  Total investments.........  $9,880       3.40%  $4,417     3.40%  $4,803     4.12%  $10,358     4.71%  $29,458    4.02%  $29,462
                              ======       ====   ======     ====   ======     ====   =======     ====   =======    ====   =======


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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2005.

                                             Certificates
       Maturity Period                        of Deposit
       ---------------                        ----------
                                            (In thousands)

       Within three months............            $   --
       Three through six months.......               369
       Six through twelve months......             2,713
       Over twelve months.............             3,160
                                                  ------
                                                  $6,242
                                                  ======
         Borrowings. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Bank's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York, a portion of the Bank's first mortgage loans, and other assets.

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

Personnel

         At September 30, 2005, the Bank had 34 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with all of its capital requirements as of September 30, 2005.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 2005, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property
-------------------------------

(a)      Properties.

          The  Bank  operates  from its main  office and three  branch  offices.


                                                  Leased or
             Location                               Owned
             --------                             ---------

             MAIN OFFICE:                           Owned
             Bordentown, New Jersey

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2005 (the "Annual Report"), is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2005.

                                        ISSUER PURCHASES OF EQUITY SECURITIES

                           (a)               (b)                   (c)                             (d)
                          Total                             Total Number of                    Maximum Number
                        Number of         Average           Shares (or Units)             (or Approximate Dollar
                          Shares        Price Paid         Purchased as Part of        Value) of Shares (or Units)
                        (or Units)       per Share          Publicly Announced          that May Yet Be Purchased
       Period           Purchased        (or Unit)          Plans or Programs          Under the Plans or Programs
--------------------  -------------- ----------------- ---------------------------- ----------------------------------
July 1-31, 2005              0                0                       0                            0

August 1-31, 2005            0                0                       0                            0

September 1-30, 2005         0                0                       0                            0

Total                        0                0                       0                            0


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

Item 8B.  Other Information
---------------------------

         Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for the Registrant's 2006 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

         (d) Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of September 30, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                      EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                        (b)                        (c)

                                                                                              Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                       Number of securities to       Weighted-average          equity compensation
                                       be issued upon exercise       exercise price of          plans (excluding
                                       of outstanding options,     outstanding options,      securities reflected in
                                         warrants and rights        warrants and rights            column (a))
                                         -------------------        -------------------            -----------

Equity compensation plans
  approved by shareholders

Farnsworth Bancorp, Inc.
    1999 Stock Option Plan.........            38,279                     $ 7.38                       --

Equity compensation plans
  not approved by shareholders

Farnsworth Bancorp, Inc.
    2002 Stock Option Plan.........            31,177                     $10.07                       --
                                               ------                     ------

     TOTAL........................             69,456                     $ 8.58                       --
                                               ======                     ======

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits
------------------

         (a) The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.

               Independent Auditor's Report

               Consolidated  Statements  of Financial  Condition as of September
                    30, 2005 and 2004

               Consolidated  Statements of Income and  Comprehensive  Income for
                    the Years Ended September 30, 2005 and 2004

               Consolidated  Statements of Changes in  Stockholders'  Equity for
                    the Years Ended September 30, 2005 and 2004

               Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
                    September 30, 2005 and 2004

               Notes to Consolidated Financial Statements

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

          (b)  List of Exhibits:

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

               13 Annual Report to Stockholders for the fiscal year ended September 30, 2005

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 27, 2005.

                                FARNSWORTH BANCORP, INC.



                                By:      /s/Gary N. Pelehaty
                                         ---------------------------------------
                                         Gary N. Pelehaty
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 27, 2005.



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
