Form 10QSB
period 2005-12-31
FARNSWORTH BANCORP INC
filed 2006-02-02
CIK 1063568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB

(Mark One)

---
 X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---               EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2005
                                                 -----------------

                                       OR

---
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
---

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

                              YES    X              NO
                                    ---                  ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES                   NO    X
                                    ---                  ---

  Number of shares of Common Stock outstanding as of February 2, 2006: 650,530
                                                                       -------

            Transitional Small Business Disclosure Format (check one)

                              YES                   NO    X
                                    ---                  ---

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                                    Page(s)
                                                                                                  -------
Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at December 31, 2005
           (unaudited) and September 30, 2005 (audited)............................................  1

            Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2005, and 2004 (unaudited)....................................  2

           Consolidated Statements of Cash Flows for the three months ended
           December 31, 2005 and 2004 (unaudited)..................................................  3

           Notes to Financial Statements...........................................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  6

Item 3.    Controls and Procedures.................................................................  8

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................  9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................  9

Item 3.    Defaults upon Senior Securities.........................................................  9

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  9

Item 5.    Other Information.......................................................................  9

Item 6.    Exhibits ...............................................................................  9

Signatures ........................................................................................  10

Certifications.....................................................................................  11

                                       i

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                 2005             2005
                                                             -------------    -------------
                                                              (UNAUDITED)       (AUDITED)
ASSETS

Cash and due from banks                                      $   7,097,569    $  10,278,409
Securities available for sale                                   20,965,704       19,418,925
Securities held to maturity                                        771,415          969,864
Loans receivable, net                                           71,808,157       70,005,215
Accrued interest receivable                                        423,067          438,935
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                 171,400          520,200
Deferred income taxes                                              537,714          216,990
Premises and equipment                                           2,182,211        2,211,706
Other assets                                                       112,477           85,247
                                                             -------------    -------------

         Total assets                                        $ 104,069,714    $ 104,145,491
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $  93,532,421    $  93,583,060
Borrowings from FHLB                                               614,413          654,696
Advances by borrowers for taxes and insurance                      285,084          404,956
Accrued income taxes                                               174,875           26,586
Accrued interest payable                                           102,869           84,606
Accounts payable and other accrued
  expenses                                                         163,528          154,816
                                                             -------------    -------------

         Total liabilities                                      94,873,190       94,908,720
                                                             -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,698 shares issued, at December 31 2005 and September
  30, 2005; shares outstanding  650,535 and 650,316 at
  December 31, 2005 and September 30, 2005 respectively             66,270           66,270
Additional paid in capital                                       8,483,529        8,481,669
Retained earnings substantially restricted                       1,397,227        1,339,579
Treasury stock at cost 12,163 shares at December 31, 2005
  and 12,382 shares at September 30, 2005                         (118,521)        (120,658)
Common stock aquired by
  employee stock ownership plan (ESOP)                            (230,774)        (240,021)
Accumulated other comprehensive income , unrealized
  depreciation on available for sale securities,
  net of taxes                                                    (401,207)        (290,068)
                                                             -------------    -------------

         Total stockholders' equity                              9,196,524        9,236,771
                                                             -------------    -------------

         Total liabilities and
          stockholders' equity                               $ 104,069,714    $ 104,145,491
                                                             =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME( LOSS)
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      2005           2004
                                                  -----------    -----------
Interest income:
  Loans receivable                                $ 1,260,569    $ 1,143,621
  Securities                                          228,917        206,043
  Federal funds sold                                   63,807         35,029
                                                  -----------    -----------
        Total interest income                       1,553,293      1,384,693
                                                  -----------    -----------

Interest expense:
  Deposits                                            576,395        426,305
  Federal Home Loan Bank advances                       9,280         11,599
                                                  -----------    -----------
        Total interest expense                        585,675        437,904
                                                  -----------    -----------
Net interest income                                   967,618        946,789

Provision for loan losses                              30,000         21,801
                                                  -----------    -----------

        Net interest income after
          provision for loan losses                   937,618        924,988
                                                  -----------    -----------

Noninterest income:
  Fees and other service charges                       70,057         77,451
  Net realized gain on available for sale:
    Loans                                                   -          7,537
    Securities                                          5,156          3,217
                                                  -----------    -----------
        Total noninterest income                       75,213         88,205
                                                  -----------    -----------

Noninterest expense:
  Compensation and benefits                           465,748        469,038
  Occupancy and equipment                             126,860        132,070
  Professional fees                                    77,033         54,825
  Service fees                                         66,257         41,951
  Other                                               112,259        121,086
                                                  -----------    -----------
        Total noninterest expense                     848,157        818,970
                                                  -----------    -----------

Income  before provision for income
  tax expense                                         164,674        194,223
Provision for income tax expense                       74,500         81,800
                                                  -----------    -----------
        Net income                                     90,174        112,423

Other Comprehensive Income (loss), net of taxes
  Unrealized loss on Securities
    Available for Sale                               (108,045)       (99,626)
  Reclassification adjustments for gains
    included in net income                             (3,094)        (1,930)
                                                  -----------    -----------

Comprehensive Income (loss)                       $   (20,965)   $    10,867
                                                  ===========    ===========

Net income per common share:
  Basic                                           $      0.14    $      0.20
  Diluted                                         $      0.14    $      0.18

Weighted average number of shares
outstanding during the period:
  Basic                                               627,732        575,655
  Diluted                                             667,179        611,667


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         THREE MONTHS ENDED DECEMBER 31


                                                                   2005            2004
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                   $     90,174    $    112,423
                                                               ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                    36,903          48,022
    Stock compensation                                               13,244          26,965
    Provision for loan losses                                        30,000          21,801
    Net gain on sale of AFS securities                               (5,156)         (3,217)
   Change in:
     Accrued interest receivable                                     15,868          38,511
     Other assets                                                   (27,230)         68,333
     Advances from borrowers                                       (117,083)        (45,744)
     Accrued and deferred income taxes                             (103,602)         (4,331)
     Accrued interest payable                                        18,263           8,068
     Other accrued liabilities                                        8,712         (25,640)
                                                               ------------    ------------

         Total adjustments                                         (130,081)        132,768
                                                               ------------    ------------

         Net cash provided by (used in) operating
          activities                                                (39,907)        245,191
                                                               ------------    ------------
Cash flows from investing activities:

  Net change in loans receivable                                 (1,832,942)        122,609
  Redemption of securities, held to maturity                        198,449          15,309
  Redemption of securities, available for sale                      250,624         207,785
  Purchase of securities, held to maturity                                -        (672,288)
  Proceeds from sale of securities available for sale             3,931,562       4,593,051
  Purchase of securities, available for sale net                 (5,906,570)     (7,478,648)
 Redemption of FHLB stock                                           348,800
  Purchase of premises and equipment                                 (7,408)         (4,595)
                                                               ------------    ------------

         Net cash used in investing activities                   (3,017,485)     (3,216,777)
                                                               ------------    ------------

Cash flows from financing activities:
  Net change  in deposits                                           (50,639)      3,929,896
  Repayment of  Federal Home Loan Bank Borrowings                   (40,283)        (37,985)
  Proceeds from sale of stock, net                                        -       1,785,691
  Dividends paid                                                    (32,526)        (32,515)
                                                               ------------    ------------

         Net cash provided by (used in) financing activities       (123,448)      5,645,087
                                                               ------------    ------------

Net change in cash                                               (3,180,840)      2,673,501

Cash at beginning of period                                      10,278,409       6,009,330
                                                               ------------    ------------
Cash at end of period                                          $  7,097,569    $  8,682,831
                                                               ============    ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                   $    567,412    $    429,836
                                                               ============    ============
    Income taxes                                               $    125,750    $     86,000
                                                               ============    ============

Non cash items:
  Unrealized loss  on securities available
    for sale, net of deferred income taxes                     $   (111,139)   $   (101,556)
                                                               ============    ============
   Loan to ESOP                                                $          -    $    172,500
                                                               ============    ============
   Restricted stock plan shares purchased                      $          -    $     20,131
                                                               ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. Presentation of Financial Information
        -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries; Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2005, the Consolidated Statements of Income and Comprehensive Income (loss) for the three months ended December 31, 2005 and 2004, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2006, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

                                      For the three months ended December 31
                                      --------------------------------------
                                       2005                              2004
                                       ----                              ----
                                       Weighted    Per-                  Weighted     Per-
                            Net        Average     Share     Net         Average      Share
                            Income     Shares      Amount    Income      Shares       Amount
                            ------     ------      ------    ------      ------       ------
Net income available
to common shareholders       $90,174    650,535            $112,423      604,649

ESOP Shares, not
committed to be released                (22,803)                         (27,508)

RSP Shares                                                                (1,486)
                             ---------------------------------------------------------------
Basic net income
Net income per share          90,174    627,732   $  0.14  $112,423      575,655     $  0.20

Common Stock equivalents                 39,447                           36,012
                             ---------------------------------------------------------------
Diluted
Net income per share         $90,174    667,179   $  0.14  $112,423      611,667     $  0.18
                             ===============================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company may from time to time make written or oral "forward-looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report of Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


Financial Condition

         Total assets were virtually unchanged at $104 million at December 31, 2005 and September 30, 2005. However, there was an increase in available for sale securities of $1.5 million and an increase in loans receivable, net of $1.8 million partially offset by a decrease in cash and due from banks of $3.2 million. The Company's total liabilities were also virtually unchanged at $94.9 million at December 31, 2005 and September 30, 2005.

         Stockholders' equity was $9.2 million or 8.8% of total assets at December 31, 2005, as compared to $9.2 million or 8.9% of total assets at September 30, 2005. The change in stockholders' equity is primarily attributable to an increase in the unrealized depreciation on available for sale securities net of taxes of $111,000, net income of $90,000 and dividends paid of $33,000.

Results of Operations

         Net Income. The Company's net income decreased $22,000 for the quarter ended December 31, 2005 to $90,000 from $112,000 for the quarter ended December 31, 2004. The decrease in net income was mostly attributable to a decrease in non-interest income of $13,000 and increases in non-interest expenses of $29,000 partially offset by a decrease in income taxes of $7,000.

         Net Interest Income. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest the Company receives on its interest earning assets, primarily loans and investments, and interest the Company pays on its interest-
                                       6
bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses increased $13,000, or 1.40%, to $938,000 for the quarter ended December 31, 2005 as compared to $925,000 for the quarter ended December 31, 2004. The increase was primarily due to an increase of interest income of $168,000 partially offset by an increase in interest expense of $148,000 and an increase in provision for loan losses of $8,000. The increase in interest income was partially due to the increase in the loan and investment portfolios. The Company's cost of funds increased as a result of higher market interest rates.

         Provision for Loan Losses. Provision for loan losses was $30,000 for the three months ended December 31, 2005, compared to $22,000 for the three months ended December 31, 2004.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $13,000 or 14.7% to $75,000 for the quarter ended December 31, 2005 from $88,000 for the same quarter in 2004. The decrease was due to a decrease in gain on sale of $8,000 and a decrease in fees of $7,000, partially offset by an increase sale of securities available for sale of $2,000.

         Non-Interest Expense. Non-interest expense increased $29,000 or 3.50% to $848,000 for the quarter ended December 31, 2005 compared to $819,000 for the same quarter in 2004. The increase in the Company's non-interest expense was primarily due to an increase of $46,000 in the Company's service and professional fees.

         Income Tax Expense. Income tax expense decreased by $7,000 for the quarter ended December 31, 2005 to $74,000 compared to $81,000 for the same period in 2004. This change was due to the decrease in net income for the quarter ended December 31, 2005.

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

         Net cash used by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2005 was $40,000, a decrease of $285,000 compared to the same period in 2004. The decrease in 2005 was primarily attributable to a decrease in advances from borrowers, accrued and deferred income taxes and a change in other assets.

         Net cash used by the Company's investing activities (i.e., cash disbursements, primarily for the purchase of the Company's investment securities and mortgage-backed securities portfolios and the Company's loan portfolio) for the three months ended December 31, 2005, totaled $3.0 million. This was a decrease of $200,000 from the quarter ended December 31, 2004. The use is attributable to funding loans receivable net of $1.8 million and purchase of available for sale securities of $5.9 million net, partially offset by redemptions and proceeds from sale of securities available for sale of $4.2 million and redemption of FHLB stock of $349,000.

         Net cash used by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net decreases in FHLB advances) for the three months ended December 31, 2005, totaled $123,000, compared to cash provided by financing activities of $5.6 million for the same period in 2004. The decrease is attributable to a minimal change in deposits for 2005. The quarter ended December 31, 2004 included net proceeds from sale of common stock of $1.8 million.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2005, with tangible, core and risk based capital ratios, respectively.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

         The Registrant was not engaged in any material legal proceedings during the quarter ended December 31, 2005. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

         Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

Item 5. Other Information
-------------------------

         (a) Not applicable.

         (b) Not applicable.

Item 6. Exhibits
----------------

          31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FARNSWORTH BANCORP, INC.


Date: February 2, 2006          By: /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 2, 2006          By: /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)