Form 10QSB
period 2006-03-31
FARNSWORTH BANCORP INC
filed 2006-05-12
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-QSB

(Mark One)
---
 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---                EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2006
                                                  --------------

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

Indicate by check mark whether the restraint is a shell company as defined in Rule 12b-2 of the Exchange Act

                       YES                   NO  X
                             ---                ---

     Number of shares of Common Stock outstanding as of May 4, 2006: 650,530

            Transitional Small Business Disclosure Format (check one)

                       YES        .          NO  X   .
                             ---                ---

                                    Contents
                                    --------


PART 1 - FINANCIAL INFORMATION                                                                    Page(s)
                                                                                                  -------
Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at March 31, 2006
           (unaudited) and September 30, 2005 (audited)............................................  1

           Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2006, and 2005 (unaudited)...............................  2

           Consolidated Statements of Cash Flows for the six months ended
           March 31, 2006 and 2005 (unaudited).....................................................  3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  6

Item 3.    Controls and Procedures.................................................................  9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................  10

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................  10

Item 3.    Defaults upon Senior Securities.........................................................  10

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  10

Item 5.    Other Information.......................................................................  10

Item 6.    Exhibits ...............................................................................  10

Signatures ........................................................................................  11

Certifications.....................................................................................  12


                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               MARCH 31,     SEPTEMBER 30,
                                                                 2006            2005
                                                            -------------    -------------
ASSETS                                                         (UNAUDITED)      (AUDITED)

Cash and due from banks                                     $   7,966,072    $  10,278,409
Securities available for sale                                  20,394,182       19,418,925
Securities held to maturity                                     1,176,135          969,864
Loans receivable, net                                          72,386,905       70,005,215
Accrued interest receivable                                       471,279          438,935
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                201,100          520,200
Deferred income taxes                                             673,531          216,990
Premises and equipment                                          2,167,884        2,211,706
Other assets                                                      140,865           85,247
                                                            -------------    -------------

         Total assets                                       $ 105,577,953    $ 104,145,491
                                                            =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $  95,184,798    $  93,583,060
Borrowings from FHLB                                              573,532          654,696
Advances by borrowers for taxes and insurance                     292,601          404,956
Accrued income taxes                                              213,386           26,586
Accrued interest payable                                          105,194           84,606
Accounts payable and other accrued
  expenses                                                        147,042          154,816
                                                            -------------    -------------

         Total liabilities                                     96,516,553       94,908,720
                                                            -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,698 shares issued, at March 31 2006 and September
  30, 2005; shares outstanding 650,530 and 650,316 at
  March 31, 2006 and September 30, 2005 respectively               66,270           66,270
Additional paid in capital                                      8,483,529        8,481,669
Retained earnings substantially restricted                      1,461,887        1,339,579
Treasury stock at cost 12,163 shares at March 31, 2006
 and 12,382 shares at September 30, 2005                         (118,521)        (120,658)
Common stock aquired by
 employee stock ownership plan (ESOP)                            (226,835)        (240,021)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                    (604,930)        (290,068)
                                                            -------------    -------------

         Total stockholders' equity                             9,061,400        9,236,771
                                                            -------------    -------------

         Total liabilities and
          stockholders' equity                              $ 105,577,953    $ 104,145,491
                                                            =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      MARCH 31                      MARCH 31
                                                 2006           2005           2006           2005
                                             -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                           $ 1,226,247    $ 1,146,285    $ 2,486,816    $ 2,289,906
  Securities                                     267,173        217,362        496,090        423,405
  Federal funds sold                              58,586         34,948        122,393         69,977
                                             -----------    -----------    -----------    -----------
        Total interest income                  1,552,006      1,398,595      3,105,299      2,783,288
                                             -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                       597,495        446,646      1,173,890        872,951
  Federal Home Loan Bank advances                  8,679         11,031         17,959         22,630
                                             -----------    -----------    -----------    -----------
        Total interest expense                   606,174        457,677      1,191,849        895,581
                                             -----------    -----------    -----------    -----------
Net interest income                              945,832        940,918      1,913,450      1,887,707

Provision for loan losses                         60,000         43,289         90,000         66,891
                                             -----------    -----------    -----------    -----------

        Net interest income after
          provision for loan losses              885,832        897,629      1,823,450      1,820,816
                                             -----------    -----------    -----------    -----------

Noninterest income:
  Fees and other service charges                  63,136         68,171        133,193        145,622
  Net realized gain on available for sale:
   Loans                                           1,526          4,222          1,526         11,759
   Securities                                        703          5,091          5,859          8,308
                                             -----------    -----------    -----------    -----------
        Total noninterest income                  65,365         77,484        140,578        165,689
                                             -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits                      476,514        429,577        942,262        898,615
  Occupancy and equipment                        125,559        143,611        252,419        275,681
  Professional fees                               72,846         56,347        149,879        111,172
  Service fees                                    80,179         73,201        146,436        115,152
  Other                                           90,139        105,107        202,398        224,392
                                             -----------    -----------    -----------    -----------
        Total noninterest expense                845,237        807,843      1,693,394      1,625,012
                                             -----------    -----------    -----------    -----------

Income  before provision for income
  tax expense                                    105,960        167,270        270,634        361,493
Provision for income tax expense                  41,300         63,000        115,800        144,800
                                             -----------    -----------    -----------    -----------
        Net income                                64,660        104,270        154,834        216,693

Other Comprehensive Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                           (204,145)      (195,384)      (311,347)      (295,010)
  Reclassification adjustments for gains
    included in net income                          (422)        (3,055)        (3,515)        (4,985)
                                             -----------    -----------    -----------    -----------

Comprehensive loss                           $  (139,907)   $   (94,169)   $  (160,028)   $   (83,302)
                                             ===========    ===========    ===========    ===========

Net income  per common share:
  Basic                                      $      0.10    $      0.17    $      0.25    $      0.36
  Diluted                                    $      0.10    $      0.16    $      0.23    $      0.34

Weighted average number of shares
outstanding during the period:
 basic                                           627,732        621,317        627,732        598,235
 diluted                                         669,684        658,918        668,432        628,288

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            SIX MONTHS ENDED MARCH 31

                                                            2006            2005
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $    154,834    $    216,693
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                             74,338          96,044
    Stock compensation                                        17,183          55,368
    Provision for loan losses                                 90,000          66,891
    Net gain on sale of AFS securities                        (5,859)         (8,308)
    Net gain loans sold                                       (1,526)        (11,759)
 Change in:
   Accrued interest receivable                               (32,344)         12,497
   Other assets                                              (55,618)         (6,180)
   Advances from borrowers                                  (112,355)         82,078
   Accrued and deferred income taxes                         (59,833)        (47,110)
   Accrued interest payable                                   20,588           5,498
   Other accrued liabilities                                  (7,774)        (38,597)
                                                        ------------    ------------

         Total adjustments                                   (73,200)        206,422
                                                        ------------    ------------

         Net cash provided by operating
          activities                                          81,634         423,115
                                                        ------------    ------------

Cash flows from investing activities:

  Net increase in loans receivable                        (2,471,690)     (2,391,370)
  Redemption of securities, held to maturity                 781,393          24,457
  Redemption of securities, available for sale               483,999       1,735,667
  Purchase of securities, held to maturity                  (987,664)     (1,251,688)
  Proceeds from sale of securities available for sale      4,926,328       7,391,157
  Purchase of securities, available for sale net          (6,902,969)    (10,436,429)
  Redemption of FHLB stock                                   319,100            --
  Purchase of premises and equipment                         (30,516)         (9,622)
                                                        ------------    ------------

         Net cash used in investing
           activities                                     (3,882,019)     (4,937,828)
                                                        ------------    ------------


Cash flows from financing activities:
  Net increase  in deposits                                1,601,738       2,875,288
  Repayment of  Federal Home Loan Bank Borrowings            (81,164)        (76,514)
  Proceeds from sale of stock, net                              --         1,785,691
  Dividends paid                                             (32,526)        (32,515)
                                                        ------------    ------------

         Net cash provided by financing
           activities                                      1,488,048       4,551,950
                                                        ------------    ------------

Net change in cash                                        (2,312,337)         37,237

Cash at beginning of period                               10,278,409       6,009,330
                                                        ------------    ------------
Cash at end of period                                   $  7,966,072    $  6,046,567
                                                        ============    ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $  1,171,261    $    890,083
                                                        ============    ============
    Income taxes                                        $    175,750    $    135,000
                                                        ============    ============

Non cash items
  Common stock aquired by Restricted Stock Plan                         $     20,131
                                                                        ============
  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $   (314,862)   $   (299,995)
                                                        ============    ============
   Loan to ESOP                                                         $    172,500
                                                                        ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS






NOTE 1.  Presentation of Financial Information
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of March 31, 2006, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2006 and 2005, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2006, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

                                            For the three months ended March 31
                                            -----------------------------------
                                            2006                               2005
                                            ----                               ----
                                         Weighted     Per-                    Weighted    Per-
                                          Average     Share                   Average     Share
                               Income     Shares      Amount       Income     Shares      Amount
                               ------     ------      ------       ------     ------      ------
Net income available
To common shareholders       $ 64,660     650,535                 $104,270     604,311

ESOP Shares, not
Committed to be released                  (22,803)                             (27,508)

RSP Shares                                                                      (1,486)
                             --------------------    -------      -------------------    -------
Basic earnings per share       64,660     627,732    $  0.10      $104,270     621,317   $  0.17
Common Stock equivalents                   41,952                               37,601
                             --------------------    -------      -------------------    -------
Diluted earnings per share   $ 64,660     669,684    $  0.10      $104,270    658,918    $  0.16
                             ====================    =======      ===================    =======

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

Financial Condition

         Total assets were $105.5 million at March 31, 2006, an increase of $1.4 million compared to $104.1 million at September 30, 2005. The increase was due to an increase in available for sale securities of $975,000 and an increase in loans receivable net of $2.4 million, partially offset by a decrease in cash and due from banks of $2.3 million. The Company's total liabilities increased by $1.6 million to $96.5 million at March 31, 2006 compared to $94.9 million at September 30, 2005, the increase was primarily due to an increase in deposits.

         Stockholders' equity was $9.1 million or 8.6% of total assets at March 31, 2006, as compared to $9.2 million or 8.9% of total assets at September 30, 2005. The decrease in stockholders' equity is primarily attributable to an increase in the unrealized depreciation on available for sale securities net of taxes of $315,000 and dividends paid of $33,000, partially offset by net income of $155,000.

Results of Operations

         Net Income. The Company's net income decreased $40,000 for the quarter ended March 31, 2006 to $65,000 from $104,000 for the quarter ended March 31, 2005. The decrease in net income was mostly attributable to a decrease in non-interest income of $12,000 and increases in non-interest expenses of $37,000 partially offset by a decrease in provision for income taxes of $22,000. For the six months ended March 31, 2006, net income decreased $62,000 to $155,000 from net income of $217,000 for the same period in 2005 which was attributable to the same factors discussed with respect to the quarterly period.

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

         Net interest income after provision for loan losses decreased $12,000, or 1.3%, to $886,000 for the quarter ended March 31, 2006 as compared to $898,000 for the quarter ended March 31, 2005. The decrease resulted from an increase in interest expenses of $148,000 and an increase in the provision for loan losses of $17,000npartially offset by increase in interest income of $153,000. Net interest income after provision for loan losses for the six months ended March 31, 2006 was $1.8 million, which was comparable to the same period in 2005.

         Provision for Loan Losses. Provision for loan losses was $60,000 for the three months ended March 31, 2006, compared to $43,000 for the three months ended March 31, 2005. The increase reflects management's assessment of the credit risks in the loan portfolio and the level of charge-offs and non-performing loans. For the six months ended March 31, 2006, the provision for loan losses was $90,000 compared to $67,000 for the same period in 2005.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $12,000 or 15.6% to $65,000 for the quarter ended March 31, 2006 from $77,000 for the same quarter in 2005. The decrease was partially due to a decrease in fees and other charges of $5,000 and a decrease in gains on sale of securities and loans available for sale of $7,000 compared to the same period in 2005. For the six months ended March 31, 2006, non-interest income decreased $25,000 compared to the same period in 2005.

         Non-Interest Expense. Non-interest expense increased $37,000 to $845,000 for the quarter ended March 31, 2006 compared to $808,000 for the quarter ended March 31, 2005. The increase was primarily due to an increase in compensation and benefits of $47,000 and an increase in professional fees of $17,000 partially offset by a decrease in office occupancy and other expenses of $33,000. For the six months ended March 31, 2006 non-interest expense increased by $68,000 compared to the same period in 2005. The increase in the six months was due to an increase in compensation and benefits of $44,000 and an increase of $39,000 in professional fees.

         Income Tax Expense. Income tax expense decreased by $22,000 for the quarter ended March 31, 2006 compared to $63,000 for the quarter ended March 31, 2005. This decrease attributed to the decrease in pretax income of $61,000. For the six months ended March 31, 2006, income tax expense decreased by $29,000 due to the decrease in pretax income.


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

         Net cash provided by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the six months ended March 31, 2006 was $82,000, a decrease of $341,000 compared to the same period in 2005. The decrease in 2006 was primarily due to a decrease in net income of $62,000, a change in advances from borrowers of $194,000 and a change in accrued interest receivable of $44,000.

         Net cash used by the Company's investing activities (i.e., cash disbursements, primarily for the purchase of investment securities and mortgage-backed securities and for the funding of loans) for the six months ended March 31, 2006, totaled $3.9 million compared to $4.9 million for the same period in 2005. The use of funds is mainly attributed to an increase in loans receivable, net of $2.5 million and an increase in investments of $1.2 million.

         Net cash provided the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net decreases in FHLB advances) for the six months ended March 31, 2006, totaled $1.4 million, compared to net cash provided by financing activities of $4.6 million for the same period in 2005. The change is attributed to an increase in deposits of $1.6 million for the six months ending March 31, 2006 compared to an increase in deposits of $2.9 million for the same period in 2005 and the proceeds from the sale of common stock of $1.8 million net in 2005 versus none in 2006.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2006, with tangible, core and risk based capital ratios of 7.92%, 7.92% and 14.06%, respectively.



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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         The Registrant was not engaged in any material legal proceedings at March 31, 2006. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On  February  21,  2006,   the  Company  held  its  Annual  Meeting  of
Stockholders and the following items were presented:

          Election of three directors for terms to expire in 2009

             John J.  Maley Jr.   492,690     votes for   1,241   Votes withheld
                                  -------                ------
             Edgar N. Peppler     493,338     votes for     593   Votes withheld
                                  -------                ------
             Gary N. Pelehaty     479,383     votes for  14,548   Votes withheld
                                  -------                ------

          Ratification of appointment of Kronick Kalada Berdy & Co as the Company's Auditors for the fiscal year ending September 30, 2006 493,266 votes for 89 votes against and 576 abstentions.
          -------           --                   ---

Item 5.  Other Information
--------------------------

         Not applicable.


Item 6.  Exhibits
-----------------

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


                             FARNSWORTH BANCORP, INC.


Date: May 12, 2006           By:    /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: May 12, 2006           By:    /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)