Form 10QSB
period 2006-06-30
FARNSWORTH BANCORP INC
filed 2006-08-14
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(MARK ONE)

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                    -------------

                                       OR

 __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES |__| EXCHANGE ACT OF 1934

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

                   YES    X             NO
                        ----                ----

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

                   YES                  NO    X
                        ----                ----

    Number of shares of Common Stock outstanding as of July 31, 2006: 650,530
                                                                      -------

            Transitional Small Business Disclosure Format (check one)


                   YES                  NO    X
                        ----                ----

                                    CONTENTS
                                    --------

PART 1 - FINANCIAL INFORMATION                                                                    Page(s)
                                                                                                  -------
Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at June 30, 2006
           (unaudited) and September 30, 2005 (audited)............................................   1

           Consolidated Statements of Income and Comprehensive Income for the three
           and nine months ended June 30, 2006, and 2005 (unaudited)...............................   2

           Consolidated Statements of Cash Flows for the nine months ended
           June 30, 2006 and 2005 (unaudited)......................................................   3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................   5

Item 3.    Controls and Procedures.................................................................   9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................  10

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................  10

Item 3.    Defaults upon Senior Securities.........................................................  10

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  10

Item 5.    Other Information.......................................................................  10

Item 6.    Exhibits ...............................................................................  10

Signatures ........................................................................................  11

Certifications.....................................................................................  12

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30,        SEPTEMBER 30,
                                                                 2006               2005
                                                              -------------       -------------
ASSETS                                                        (UNAUDITED)         (AUDITED)

Cash and due from banks                                       $   8,946,270       $  10,278,409
Securities available for sale                                    19,699,623          19,418,925
Securities held to maturity                                         663,291             969,864
Loans receivable, net                                            73,955,490          70,005,215
Accrued interest receivable                                         448,086             438,935
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                  206,800             520,200
Deferred income taxes                                               795,986             216,990
Premises and equipment                                            2,139,544           2,211,706
Other assets                                                        382,296              85,247
                                                              -------------       -------------
         Total assets                                         $ 107,237,386       $ 104,145,491
                                                              =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                      $  96,834,354       $  93,583,060
Borrowings from FHLB                                                532,045             654,696
Advances by borrowers for taxes and insurance                       301,115             404,956
Accrued income taxes                                                189,386              26,586
Accrued interest payable                                            111,483              84,606
Accounts payable and other accrued
  expenses                                                          365,012             154,816
                                                              -------------       -------------
         Total liabilities                                       98,333,395          94,908,720
                                                              -------------       -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,693 shares issued, at June 30 2006 and September
  30, 2005; shares outstanding 650,530 and 650,316 at
  June 30, 2006 and September 30, 2005 respectively                  66,270              66,270
Additional paid in capital                                        8,483,529           8,481,669
Retained earnings substantially restricted                        1,484,222           1,339,579
Treasury stock at cost 12,163 shares at June 30, 2006
 and 12,382 shares at September 30, 2005                           (118,521)           (120,658)
Common stock aquired by
 employee stock ownership plan (ESOP)                              (222,896)           (240,021)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                      (788,613)           (290,068)
                                                              -------------       -------------
         Total stockholders' equity                               8,903,991           9,236,771
                                                              -------------       -------------
         Total liabilities and
          stockholders' equity                                $ 107,237,386       $ 104,145,491
                                                              =============       =============


                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          JUNE 30,                 JUNE  30,
                                                  2006           2005          2006           2005
                                                ----------     ----------    ----------     ----------
Interest income:
  Loans receivable                              $1,249,417     $1,158,299    $3,736,233     $3,448,205
  Securities                                       242,051        222,702       738,141        646,107
  Federal funds sold                                76,485         48,194       198,878        118,171
                                                ----------     ----------    ----------     ----------
        Total interest income                    1,567,953      1,429,195     4,673,252      4,212,483
                                                ----------     ----------    ----------     ----------

Interest expense:
  Deposits                                         653,532        484,168     1,827,422      1,357,119
  Federal Home Loan Bank advances                    8,068         10,456        26,027         33,086
                                                ----------     ----------    ----------     ----------
        Total interest expense                     661,600        494,624     1,853,449      1,390,205
                                                ----------     ----------    ----------     ----------
Net interest income                                906,353        934,571     2,819,803      2,822,278

Provision for loan losses                           28,146          8,930       118,146         75,821
                                                ----------     ----------    ----------     ----------
        Net interest income after
          provision for loan losses                878,207        925,641     2,701,657      2,746,457
                                                ----------     ----------    ----------     ----------
Noninterest income:
  Fees and other service charges                    52,540         57,473       185,733        203,095
  Net realized gain on available for sale:
   Loans                                                 -          7,838         1,526         16,146
   Securities                                            -          4,162         5,859         15,921
                                                ----------     ----------    ----------     ----------
        Total noninterest income                    52,540         69,473       193,118        235,162
                                                ----------     ----------    ----------     ----------

Noninterest expense:
  Compensation and benefits                        513,524        464,882     1,455,786      1,363,497
  Occupancy and equipment                          112,062        116,270       364,481        391,951
  Professional fees                                 41,857         72,901       191,736        184,073
  Service fees                                      76,078         75,759       222,514        163,478
  Other                                             81,364        113,534       283,762        365,359
                                                ----------     ----------    ----------     ----------
        Total noninterest expense                  824,885        843,346     2,518,279      2,468,358
                                                ----------     ----------    ----------     ----------

Income  before provision for income
  tax expense                                      105,862        151,768       376,496        513,261
Provision for income tax expense                    51,000         63,000       166,800        207,800
                                                ----------     ----------    ----------     ----------
        Net income                                  54,862         88,768       209,696        305,461

Other Comprehensive (loss) Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                             (183,683)       283,146      (495,030)        (9,793)
  Reclassification adjustments for gains
    included in net income                               -         (2,497)       (3,515)        (9,553)
                                                ----------     ----------    ----------     ----------
Comprehensive (loss) income                     $ (128,821)    $  369,417    $ (288,849)    $  286,115
                                                ==========     ==========    ==========     ==========

Net income  per common share:
  Basic                                         $     0.09     $     0.14    $     0.33     $     0.52
  Diluted                                       $     0.08     $     0.13    $     0.31     $     0.50

Weighted average number of shares
 outstanding during the period:
 basic                                             627,732        621,317       627,732        585,217
 diluted                                           672,003        659,440       669,622        616,969

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED JUNE 30
                                                                     --------------------------------------
                                                                         2006                      2005
                                                                     ------------              ------------
Cash flows from operating activities:
  Net income                                                         $    209,696              $    305,461
                                                                     ------------              ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                         111,773                   127,818
    Stock compensation                                                     21,122                    83,770
    Provision for loan losses                                             118,146                    75,821
    Net gain on sale of AFS securities                                     (5,859)                  (15,921)
    Net gain loans sold                                                    (1,526)                  (16,146)
 Change in:
   Accrued interest receivable                                             (9,151)                   33,463
   Other assets                                                          (297,049)                   26,628
   Advances from borrowers                                               (103,841)                   82,441
   Accrued and deferred income taxes                                      (83,832)                 (146,194)
   Accrued interest payable                                                26,877                    14,468
   Other accrued liabilities                                              210,196                     2,080
                                                                     ------------              ------------
         Total adjustments                                                (13,144)                  268,228
                                                                     ------------              ------------

         Net cash provided by operating
          activities                                                      196,552                   573,689
                                                                     ------------              ------------

Cash flows from investing activities:

  Net increase in loans receivable                                     (4,068,421)               (3,405,424)
  Redemption of securities, held to maturity                            1,787,947                   537,268
  Redemption of securities, available for sale                            872,418                 2,208,617
  Purchase of securities, held to maturity                             (1,481,374)               (1,997,517)
  Proceeds from sale of securities available for sale                   4,926,328                10,365,596
  Purchase of securities, available for sale net                       (6,902,968)              (12,444,661)
  Redemption of FHLB stock                                                313,400                   (22,710)
  Purchase of premises and equipment                                      (39,611)                  (30,000)
                                                                     ------------              ------------
         Net cash used in investing
           activities                                                  (4,592,281)               (4,788,831)
                                                                     ------------              ------------

Cash flows from financing activities:
  Net increase  in deposits                                             3,251,294                 6,423,058
  Repayment of  Federal Home Loan Bank Borrowings                        (122,651)                 (115,626)
  Proceeds from sale of stock, net                                                                1,785,691
  Dividends paid                                                          (65,053)                  (65,030)
                                                                     ------------              ------------

         Net cash provided by financing
           activities                                                   3,063,590                 8,028,093
                                                                     ------------              ------------

Net change in cash                                                     (1,332,139)                3,812,951

Cash at beginning of period                                            10,278,409                 6,009,330
                                                                     ------------              ------------
Cash at end of period                                                $  8,946,270              $  9,822,281
                                                                     ============              ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                         $  1,880,326              $  1,375,737
                                                                     ============              ============
    Income taxes                                                     $    250,750              $    285,000
                                                                     ============              ============
  Unrealized loss  on securities available
    for sale, net of deferred income taxes                           $   (498,545)             $    (19,346)
                                                                     ============              ============
Non cash items
  Common stock aquired by Restricted Stock Plan                                                $     20,131
                                                                                               ============
   Loan to ESOP                                                                                $    172,500
                                                                                               ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of June 30, 2006, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2006 and 2005, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2006, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2005 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

                                          For the three months ended June 30
                            ------------------------------------------------------------------------
                                         2006                                2005
                                         ----                                ----

                                       Weighted      Per-                  Weighted         Per-
                                       Average       Share                 Average          Share
                            Income     Shares        Amount     Income       Shares         Amount
                            ------     ------        ------     ------       ------         ------
Net income available
To common shareholders      $54,862    650,530                  $88,768      650,311

ESOP Shares, not
Committed to be released               (22,798)                              (27,508)

RSP Shares                                                                    (1,486)
                            -----------------------------------------------------------------------
Basic earnings per share    54,862     627,732       $0.09      $88,768      621,317          $0.14
Common Stock equivalents                44,271                                38,123
                            -----------------------------------------------------------------------
Diluted earnings per share  $54,862    672,003       $0.08      $88,768      659,440          $0.13
                            ========================================================================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

RECENT DEVELOPMENTS

     On June 23, 2006, the Company, Sterling Banks, Inc. and Sterling Bank, a New Jersey chartered commercial bank ("Sterling"), entered into an Agreement and Plan of Merger (the "Agreement"). Under the Agreement, the Company will merge with and into Sterling Banks, Inc. (In Organization), the proposed bank holding company for Sterling (the "Merger"), in exchange for 2.25 shares of Sterling Bank's, Inc., common stock, or $27.50 in cash, or a combination of cash and stock, and at the election of the Company's Farnsworth stockholders, subject to an overall mix of 50 percent stock and 50 percent cash. The Merger is valued at approximately $19.1 million. Sterling will be the surviving bank in the Merger. The Agreement and the transactions contemplated thereby are subject to the approval of the stockholders of the Company, and the receipt of all required regulatory approvals, as well as other customary conditions. The Merger is expected to be completed during the fourth quarter of 2006. For more information regarding the Agreement and the Merger, please refer to the Company's Current Report on Form 8-K, dated June 23, 2006, as filed with the SEC on June 26, 2006.


FINANCIAL CONDITION

         Total assets were $107.2 million at June 30, 2006, an increase of $3.1 million compared to $104.1 million at September 30, 2005. The increase was due to an increase in loans receivable, net of $4.0 million and an increase in deferred taxes of $579,000, partially offset by a decrease in cash and due from banks of $1.3 million. The Company's total liabilities increased by $3.4 million to $98.3 million at June 30, 2006 compared to $94.9 million at September 30, 2005, the increase was primarily due to an increase in deposits.

         Stockholders' equity was $8.9 million or 8.3% of total assets at June 30, 2006, as compared to $9.2 million or 8.9% of total assets at September 30, 2005. The decrease in stockholders' equity is primarily attributable to an increase in the unrealized depreciation on available for sale securities net of taxes of $498,000 and dividends paid of $65,000, partially offset by net income of $210,000.


RESULTS OF OPERATIONS

         NET INCOME. The Company's net income decreased $34,000 for the quarter ended June 30, 2006 to $55,000 from $89,000 for the quarter ended June 30, 2005. The decrease in net income was mostly attributable to a decrease in net interest income after provision for loan losses of $48,000, and a decrease in non-interest income of $16,000 partially offset by a decrease in non-interest expense of $18,000 and a decrease in provision for income taxes of $12,000. For the nine months ended June 30, 2006, net income decreased $95,000 to $210,000 from net income of $305,000 for the same period in 2005. The decrease was attributable to a decrease in net interest income after provision for loan losses of $45,000, a decrease in non-interest income of $42,000 and an increase in non-interest expense of $113,000, partially offset by a decrease in income taxes of $41,000.

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

         Net interest income after provision for loan losses decreased $48,000, or 5.2%, to $878,000 for the quarter ended June 30, 2006 as compared to $926,000 for the quarter ended June 30, 2005. The decrease resulted from an increase in interest expenses of $167,000 and an increase in the provision for loan losses of $9,000 partially offset by an increase in interest income of $138,000. Net interest income after provision for loan losses for the nine months ended June 30, 2006 decreased by $45,000 to was $2.7 million.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $28,000 for the three months ended June 30, 2006, compared to $9,000 for the three months ended June 30, 2005. The increase reflects management's assessment of the credit risks in the loan portfolio and the level of charge-offs and non-performing loans. For the six months ended June 30, 2006, the provision for loan losses was $118,000 compared to $76,000 for the same period in 2005.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         NON-INTEREST INCOME. Non-interest income decreased $16,000 or 23.2% to $53,000 for the quarter ended June 30, 2006 from $69,000 for the same quarter in 2005. The decrease was partially due to a decrease in fees and other charges of $5,000 and a decrease in gains on sale of securities and loans available for sale of $11,000 compared to the same period in 2005. For the nine months ended June 30, 2006, non-interest income decreased $42,000 compared to the same period in 2005 with the decrease due to the same factors.

         NON-INTEREST EXPENSE. Non-interest expense decreased $18,000 to $825,000 for the quarter ended June 30, 2006 compared to $843,000 for the quarter ended June 30, 2005. The decrease was primarily due to a decrease in professional fees of $31,000 and a decrease in other expenses of $33,000 partially offset by an increase in compensation and benefits of $48,000. For the nine months ended June 30, 2006 non-interest expense increased by $500,000 compared to the same period in 2005. The increase in the nine months was due to an increase in compensation and benefits of $93,000 an increase of $8,000 in professional fees and an increase of $62,000 in service fees partially offset by a decrease in occupancy and equipment of $28,000 and a decrease in other expenses of $81,000.

         INCOME TAX EXPENSE. Income tax expense decreased by $12,000 for the quarter ended June 30, 2006 compared to $63,000 for the quarter ended June 30, 2005. This decrease attributed to the decrease in pretax income of $46,000. For the nine months ended June 30, 2006, income tax expense decreased by $41,000 due to the decrease in pretax income.

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

         Net cash provided by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2006 was $197,000, a decrease of $377,000 compared to the same period in 2005. The decrease in 2006 was primarily due to a decrease in net income of $95,000, a change in advances from borrowers of $185,000, a change in other assets of $324,000 and a decrease in stock compensation of $63,000.

         Net cash used by the Company's investing activities (i.e., cash disbursements, primarily for the purchase of investment securities and mortgage-backed securities and for the funding of loans) for the nine months ended June 30, 2006, totaled $4.6 million compared to $4.8 million for the same period in 2005. The use of funds is mainly attributed to an increase in loans receivable, net of $4.1 million and an increase in investments of $796,000.

         Net cash provided for Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net decreases in FHLB advances) for the nine months ended June 30, 2006, totaled $3.1 million, compared to net cash provided by financing activities of $8.2 million for the same period in 2005. The change is attributed to an increase in deposits of $3.2 million for the nine months ending June 30, 2006 compared to an increase in deposits of $6.4 million for the same period in 2005 and the proceeds from the sale of common stock of $1.8 million net in 2005 versus none in 2006.

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2006, with tangible, core and risk based capital ratios of 7.85%, 7.85% and 13.18%, respectively.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         The Registrant was not engaged in any material legal proceedings at June 30, 2006. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable

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


                                FARNSWORTH BANCORP, INC.


Date: August 14, 2006           By:/s/ Gary N. Pelehaty
                                       -----------------------------------------
                                       Gary N. Pelehaty
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: August 14, 2006           By: /s/ Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)