Form 10KSB
period 2006-09-30
FARNSWORTH BANCORP INC
filed 2006-12-29
CIK 1063568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2006

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-24621

                            Farnsworth Bancorp, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

                 New Jersey                                    22-3591051
       -------------------------------                      ----------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)

789 Farnsworth Avenue, Bordentown, New Jersey                     08505
---------------------------------------------                     -----
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:   (609) 298-0723
                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

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

The issuer's revenues for its most recent fiscal year were $6,283,889.

The aggregate market value of the voting common equity held by non-affiliates, based on the average bid and asked price of the common equity on December 12, 2006, was $16.3 million.

As of December 12, 2006, there were issued and outstanding 650,530 shares of the issuer's Common Stock.

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

         The Bank, originally founded in 1880, is a federally-chartered stock savings bank headquartered in Bordentown, New Jersey. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Recent Developments

         On June 23, 2006, the Company, Sterling Banks, Inc. and Sterling Bank, a New Jersey chartered commercial bank ("Sterling"), entered into an Agreement and Plan of Merger (the "Agreement"). Under the Agreement, the Company will merge with and into Sterling Banks, Inc. (In Organization), the proposed bank holding company for Sterling (the "Merger"), in exchange for 2.3625 shares (after adjustment for Sterling's stock dividend) of Sterling Bank's, Inc., common stock, or $27.50 in cash, or a combination of cash and stock, and at the election of the Company's Farnsworth stockholders, subject to an overall mix of 50 percent stock and 50 percent cash. The Merger is valued at approximately $19.1 million. Sterling will be the surviving bank in the Merger. The Agreement and the transactions contemplated thereby were approved by stockholders of the Company on December 18, 1006 but are still subject to the receipt of all required regulatory approvals, as well as other customary conditions. The Merger is currently expected to be completed during the first quarter of 2007, although no assurances can be given as to whether or when the Merger will be consummated. For more information regarding the Agreement and the Merger, please refer to the Company's Current Report on Form 8-K, dated June 23, 2006, as filed with the SEC on June 26, 2006.

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                           At September 30,
                                             ---------------------------------------------
                                                    2006                     2005
                                             ------------------      ---------------------
                                                $         %             $            %
                                             -------    -----        -------       -----
                                                     (Dollars in thousands)
Type of Loans:
--------------
  Residential.........................       $38,472     49.3%       $36,296        47.0%
  Construction........................         3,465      4.4          7,556         9.8
  Commercial real estate..............        24,092     30.9         22,135        28.7
  Commercial business.................         1,501      1.9          1,310         1.7
  Consumer loans:
    Home equity.......................         4,632      5.9          3,434         4.4
    Savings account...................            94      0.1            238         0.3
    Automobile and mobile home .......         5,530      7.2          5,908         7.7
    Other.............................           260      0.3            307         0.4
                                             -------    -----        -------       -----
                                              78,046    100.0%        77,184       100.0%
                                             -------    =====        -------       =====
Less:
  Loans in process....................         3,554                   6,663
  Deferred loan origination fees
    and costs.........................           (44)                    (15)
  Allowance for loan losses...........           641                     531
                                             -------                 -------
Total loans, net......................       $73,895                 $70,005
                                             =======                 =======

         Loan Maturity. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 2006. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $15.3 million for the year ended September 30, 2006. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                     Due after
                                     Due within      1 through      Due after
                                       1 year         5 years        5 years          Total
                                     ----------       -------        -------          -----
                                       1 year
                                                        (In thousands)
Residential.................           $   482        $ 2,497         $35,493        $38,472
Construction................             3,049            416              --          3,465
Commercial real estate......             5,974          1,703          16,415         24,092
Commercial business.........               626            875              --          1,501
Consumer....................               155          7,604           2,757         10,516
                                       -------        -------         -------        -------
     Total..................           $10,286        $13,095         $54,665        $78,046
                                       =======        =======         =======        =======

         The following table sets forth the dollar amount of all loans due after September 30, 2007, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                             Floating or
                         Fixed Rates       Adjustable Rates       Total
                         -----------       ----------------       -----
                                          (In thousands)
Residential..........     $36,775               $ 1,215          $37,990
Commercial...........       4,655                14,754           19,409
Consumer.............      10,361                    --           10,361
                          -------               -------          -------
    Total............     $51,791               $15,969          $67,760
                          =======               =======          =======


Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating one- to four-family fixed-rate residential mortgage loans which are owner-occupied and secured by property located in the Bank's market area. The Bank generally originates fixed-rate loans with terms, conditions and documentation which would permit it to either sell the loans to Federal National Mortgage Association ("FNMA" or Federal Home Loan Mortgage Corporation ("FHLMC")), in the secondary market or retain them in its portfolio, depending on the yield on the loan and on the Bank's asset/liability management objectives. While the Bank has in the past originated adjustable-rate mortgage ("ARM") loans, this has not been a significant aspect of the Bank's business. At September 30, 2006, the Bank had $1,215,000 in residential ARM loans.

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments and other commercial properties. These loans may be made in an amount up to the Bank's maximum loan to one borrower limit of approximately $1,258,000. These loans generally do not have terms greater than 15 years. If a borrower should require a longer amortization period, the loan will be an adjustable or balloon mortgage, adjusting or maturing in five years.

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

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of President Pelehaty, Vice President Alessi, and the Bank's Senior Loan Officer and the Bank's Loan

Servicing Manager, approves one- to four-family mortgage loans up to the conforming loan limit and other loans up to $417,000. Loan requests above these amounts must be approved by the full board of directors, which meets twice monthly, or by the Executive Committee composed of four non-employee directors and President Pelehaty.

         Loan  Commitments.   At  September  30,  2006,   commitments  to  cover
originations of loans totaled $3.9 million. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum limit for residential single-family construction and development loans to builders is 25% of unimpaired capital. The Bank's maximum loan to one borrower limit was approximately $1,258,000 at September 30, 2006. At September 30, 2006, the aggregate loans of the Bank's five largest borrowers had outstanding balances of between $1,209,000 and $651,000.

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

         Non-performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. For the year ended September 30, 2006, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $61,000.

                                                                                At September 30,
                                                                              --------------------
                                                                               2006          2005
                                                                               ----          ----
                                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family units.........................           $  161          $264
  Non-residential.....................................................              878           335
  Consumer............................................................                -             2
                                                                                 ------          ----
Total.................................................................            1,039           601
                                                                                 ------          ----

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family units.........................               --            --
  Permanent loans secured by other real estate........................               --            --
Consumer..............................................................               --            --
                                                                                 ------          ----
Total.................................................................               --            --
                                                                                 ------          ----
Total non-accrual and accrual loans...................................            1,039           601
Real estate owned.....................................................               --            --
                                                                                 ------          ----
Total nonperforming assets............................................           $1,039          $601
                                                                                 ======          ====
Total non-accrual and accrual loans to net loans......................            1.41%         0.79%
Total non-accrual and accrual loans to total assets...................            0.97%         0.53%
Total non performing assets to total assets...........................            0.97%         0.53%

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2006, the Bank had $73,000 of loans classified as special mention, $974,000 classified as substandard, and $0 of loans classified as doubtful or loss.

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

                                               At September 30,
                                 -----------------------------------------------
                                       2006                        2005
                                 --------------------       --------------------
                                           Percent of                Percent of
                                           Loans in                   Loans in
                                             Each                       Each
                                           Category                   Category
                                           to Total                   to Total
                                 Amount     Loans           Amount      Loans
                                 ------     -----           ------      -----
                                          (Dollars in thousands)

Residential.................       $136      21.21%           $ 78      14.69%
Commercial real estate......        311      48.52             265      49.91
Commercial business.........         38       5.92              33       6.21
Consumer ...................        156      24.35             155      29.19
                                   ----     ------            ----     ------
    Total allowance for
      loan losses...........       $641     100.00%           $531     100.00%
                                   ====     ======            ====     ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                           At September 30,
                                                        ----------------------
                                                          2006           2005
                                                        -------        -------
                                                       (Dollars in thousands)

Total loans outstanding (1)...........................  $78,046        $77,184
                                                        =======        =======
Average loans outstanding(1)..........................  $73,187        $68,107
                                                        =======        =======

Allowance balances (at beginning of period)...........     $531           $451
Provision:
 Residential..........................................       58              2
 Commercial real estate...............................       46             (6)
 Commercial Business..................................        5             14
 Consumer.............................................       19             99
Net recoveries (charge offs)..........................      (18)           (29)
                                                           ----           ----
Allowance balance (at end of period)..................     $641           $531
                                                           ====           ====
Allowance for loan losses as a percent of
  total loans outstanding.............................     0.82%          0.69%
Net loans charged off as a percent of average
  loans outstanding...................................     0.02%          0.04%
_____________
(1) Excludes allowance for loan losses, deferred loan origination fees, costs and loans in process.

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2006 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Note 3 to the Company's consolidated financial statements for the fiscal year ended September 30, 2006, which follows Item 14 of this Form 10-KSB.

                                                               At September 30,
                                                               ----------------
                                                               2006         2005
                                                               ----         ----
                                                                (In thousands)

Investments securities held-to-maturity:
  State and local government...............................  $    --     $   755
  Mortgage-backed securities...............................      162         215
                                                             -------     -------
     Total investment securities held-to-maturity..........      162         970
                                                             =======     =======

Investment securities available-for-sale:
  Equities.................................................       66          56
  Mortgage-backed securities ..............................   12,606      12,009
  U.S. agency securities...................................    7,290       7,354
                                                             -------     -------
      Total investment securities available-for-sale.......   19,962      19,419
                                                             -------     -------

Interest-bearing deposits..................................    8,921       8,549
FHLB stock.................................................      205         520
                                                             -------     -------
Other investments..........................................    9,126       9,069
                                                             -------     -------
     Total investments.....................................  $29,250     $29,458
                                                             =======     =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at September 30, 2006 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                                     Total
                                One Year or Less  One to Five Years  Five to Ten Years More than Ten Years Investment Securities
                                ----------------  -----------------  ----------------- ------------------- ---------------------
                                         Weighted          Weighted          Weighted          Weighted          Weighted
                                Carrying Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average   Market
                                 Value    Yield     Value   Yield     Value   Yield     Value   Yield     Value   Yield     Value
                                 -----    -----     -----   -----     -----   -----     -----   -----     -----   -----     -----
                                                                  (Dollars in thousands)
Available-for-Sale:
   U.S. agency securities...... $    --      --%   $1,580    3.10%   $3,823    4.36%  $ 1,887    4.59%  $ 7,290    4.26%  $ 7,290
   Mortgage-backed securities..      --               307    4.00%    2,709    3.63%    9,590    4.84%   12,606    4.56%   12,606
   FHLMC stock.................      66    1.14%       --      --        --      --        --      --        66    1.14%       66
   Interest-bearing deposits...   8,921    5.07%       --      --        --      --        --      --     8,921    5.07%    8,921
   FHLB stock..................     205    6.93%       --      --        --      --        --      --       205    6.93%      205
Held-to-Maturity:
  Mortgage-backed securities...      --      --        --      --        23    4.60%      139    5.93%      162    5.73%      163
                                 ------    ----    ------    ----    ------    ----   -------    ----   -------    ----   -------
  Total investments............  $9,192    4.97%   $1,887    3.25%   $6,555    4.06%  $11,616    4.83%  $29,250    4.62%  $29,252
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

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2006.

                                                       Certificates
            Maturity Period                             of Deposit
            ---------------                             ----------
                                                      (In thousands)

            Within three months............                $1,085
            Three through six months.......                   773
            Six through twelve months......                 2,597
            Over twelve months.............                 6,740
                                                          -------
                                                          $11,195
                                                          =======

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

Personnel

         At September 30, 2006, the Bank had 30 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

                           REGULATION AND SUPERVISION

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

         General. Farnsworth Bancorp, Inc., is a savings and loan holding company, subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over Farnsworth Bancorp, Inc. and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Peoples Savings Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Farnsworth Bancorp, Inc.

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

         Mergers and Acquisitions. Farnsworth Bancorp, Inc. must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Farnsworth Bancorp, Inc. to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Farnsworth Bancorp, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         The USA Patriot Act. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         o Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board to enforce auditing, quality control and independence standards and which is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under the Act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The  Act  also  increases  the  oversight  of,  and  codifies   certain
requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

Regulation of the Bank

         General. As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Company, and their operations.

         Deposit Insurance. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or the Savings Association Insurance Fund.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0128% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2006, the Bank was in compliance with its QTL requirement.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2006, the Bank was in compliance with these requirements.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and three branch offices.

                                                Leased or
             Location                             Owned
             ----------------------------       ---------

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         (a) The Company's common stock has been traded in the over the counter market on the OTC-Electronic Bulletin Board under the trading symbol of "FNSW" since it commenced trading on September 30, 1998. The following table reflects high and low bid prices as reported on www.nasdaq.com for the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                                  Cash Dividends
Quarter Ended                         High              Low          Per Share
-------------                         -----             ----      --------------
December 31, 2004..........          $18.10           $18.10            $0.05
March 31, 2005.............          $19.25           $19.25            --
June 30, 2005 .............          $19.50           $19.50            --
September 30, 2005.........          $18.60           $18.60            $0.05

December 31, 2005..........          $26.00           $22.00            $0.05
March 31, 2006.............          $25.00           $25.00            --
June 30, 2006..............          $27.00           $27.00            --
September 30, 2006.........          $25.10           $25.10            $0.05

         The number of shareholders of record of common stock as of December 8, 2006, was approximately 389. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At December 8, 2006, there were 650,530 shares issued and outstanding.

         The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the mutual-to-stock conversion, or (2) the regulatory requirements imposed by the OTS.

         (b) Not applicable.

         (c) There were no shares repurchased during the fourth quarter of fiscal year 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

                    Selected Financial Ratios and Other Data

                                                   At or For the Years Ended
                                                             September 30,
                                                   -----------------------------
                                                      2006              2005
                                                   -----------       -----------
Return on average assets...........................  (0.23)            0.33%
Return on average equity...........................  (2.75)            3.71
Average equity to average assets ratio.............   8.57             8.86
Equity to assets at period end.....................   8.72             8.86
Net interest rate spread...........................   3.41             3.58
Net yield on average interest-earning assets.......   3.68             3.86
Non-performing loans to total assets...............   0.97             0.53
Allowance for loan losses to total loans...........   0.82             0.69
Dividend payout ratio..............................   9.99             9.99


         The following discussion of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the accompanying Consolidated Financial Statements.

General

         The following discussion relates only to the Bank's financial condition and results of operations.

         The Bank's results of operations depend primarily on net interest income, which is determined by (I) the difference between rates of interest the Bank earns on its interest-earning assets and the rates the Bank pays on interest-bearing liabilities (interest rate spread), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's results of operations are also affected by non-interest income, including, primarily, income from customer deposit account service charges, gains and losses from the sale of investment securities and non-interest expense, including, primarily, compensation and employee benefits, professional fees, office occupancy cost, and data processing cost. The Bank's results of operations are also affected significantly by general and economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond the Bank's control.

Market Risk Analysis

         Qualitative Analysis. The Bank's assets and liabilities may be analyzed by examining the extent to which they are interest rate sensitive and by monitoring the expected effects of interest rate changes on the Bank's net portfolio value. An asset or liability is interest rate sensitive within a specific time period if it will mature or re-price within that time period. If the Bank's assets mature or re-price more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Bank's assets mature or re-price more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to address the interest rate risk inherent in the typical savings institution business of originating long-term loans funded by short-term deposits by maintaining sufficient liquid assets for material and prolonged changes in interest rates and by originating loans with shorter terms to maturity such as construction, commercial and consumer loans.

         Quantitative Analysis. In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. Based on the Bank's asset size and risk-based capital, the Bank has been informed by the OTS that it is exempt from this rule. Nevertheless, the following table presents the Bank's NPV at September 30, 2006 as calculated by the OTS, based on quarterly information voluntarily provided to the OTS.

        Changes
       In Market                 Net Portfolio Value
    --------------       -----------------------------------
    Interest Rates      $ Amount      $ Change      % Change     NPV Ratio(1)
    --------------      --------      --------      --------     ------------
   (basis points)(2)    (Dollars in thousands)
           +300         $ 5,044        $-5,484          -52%        4.94%
           +200           6,995         -3,534          -34%        6.70%
           +100           8,886         -1,643          -16%        8.32%
              0          10,529             --           --%        9.66%
           -100          11,531          1,003          +10%       10.43%
           -200          12,172          1,644          +16%       10.89%

-------------
(1)  Calculated as the estimated NPV divided by present value of total assets.
(2) The 300bp scenario is not shown due to the current low interest rate environment.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react at different times and in different degrees to changes in market rates of interest. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, an increased credit risk may result as many borrowers may be unable to service their debt in the event of an interest rate increase.

         The Bank's Board of Directors review the Bank's asset and liability policies on a quarterly basis. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. The Bank expects that its asset and liability policies and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

Financial Condition

         Total assets increased $2.6 million or 2.5% to $106.7 million at September 30, 2006 from $104.1 million at September 30, 2005. The increase was primarily attributable to a $3.9 million increase in the Bank's loans receivable net, partially offset by a $1.0 million decrease in cash and due from banks and a $265,000 decrease in securities. The increase in loans receivable was due to greater marketing and increased demand in the Bank's primary market area. The Bank has increased its commercial real estate loan portfolio in recent periods.

         The Bank's total liabilities increased $3.0 million or 3.1% to $97.9 million at September 30, 2006 from $94.9 million at September 30, 2005. The increase was primarily attributable to a $3.3 million increase in deposits, partially offset by a decrease in FHLB advances of $165,000. Deposits increased primarily due to increased marketing of the overall bank.

         Stockholders' equity was $8.8 million or 8.29% of total assets at September 30, 2006, as compared to $9.2 million or 8.86% of total assets at September 30, 2005. The decrease resulted primarily from a decrease in retained earnings of $310,000 and an increase in the unrealized depreciation in securities available for sale of $129,000.

Average Balance Sheet

         The following table sets forth a summary of average balances of assets and liabilities as well as average yield and rate information. Average balances are based upon month-end balances, however, the Bank does not believe the use of month-end balances differs significantly from an average based upon daily balances. There have been no tax equivalent adjustments made to yields.

                                                                       Year Ended September 30,
                                                     ----------------------------------------------------------------
                                                                 2006                               2005
                                                     -----------------------------    -------------------------------
                                                                           Average                            Average
                                                     Average               Yield/      Average                 Yield/
                                                     Balance   Interest      Cost      Balance    Interest      Cost
                                                     -------   --------      ----      -------    --------      ----
                                                                        (Dollars in thousands)
Interest-earning assets:
    Loans receivable(1).....................        $ 71,305     $5,013      7.03%      $68,107     $4,653      6.83%
    Investment securities(2)................          28,477      1,270      4.46        30,217      1,068      3.53
                                                    --------     ------    ------      --------     ------    ------
        Total interest-earning assets.......          99,782      6,283      6.30        98,324      5,721      5.82
Noninterest-earning assets..................           4,179         --    ------         3,230         --    ------
                                                    --------     ------                --------    -------
        Total assets........................        $103,961      6,283                $101,554      5,721
                                                    ========     ------                ========    -------
Interest-bearing liabilities:
    NOW accounts............................        $  9,172         30      0.33      $ 10,203         70      0.68
    Savings accounts........................          13,679         76      0.56        16,875        170      1.00
    Money market accounts...................          13,156        270      2.05        14,023        297      2.12
    Certificates of deposit.................          53,876      2,202      4.09        44,519      1,350      3.03
    FHLB - Advances.........................             569         33      5.80           727         43      5.91
                                                    --------     ------    ------      --------     ------    ------
        Total interest-bearing liabilities..          90,452      2,611      2.89        86,347      1,930      2.24
Noninterest-bearing liabilities.............           4,592     ------    ------         6,212     ------    ------
                                                    --------                           --------
        Total liabilities...................          95,043                             92,559
Stockholders' equity........................           8,918                              8,995
                                                    --------                           --------
        Total liabilities and
        stockholders' equity................        $103,961                           $101,554
                                                    ========                           ========
Net interest income.........................                     $3,672                             $3,791
                                                                 ======                             ======
Interest rate spread(3).....................                                 3.41%                              3.58%
                                                                           ======                             ======
Net yield on interest-earning assets(4).....                                 3.68%                              3.86%
                                                                           ======                             ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities.                               110.31%                            113.87%
                                                                           ======                             ======


-------------------
(1)  Average balances include non-accrual loans.
(2) Includes mortgage-backed securities, investment securities and interest-bearing deposits in other financial institutions.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in the Bank's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i)changes in volume (changes in average volume multiplied by old rate); (ii)changes in rates (changes in rate multiplied by old average volume); (iii)changes in rate-volume (changes in rate multiplied by the change in average volume).

                                                 Year Ended September 30,
                                                       2006 vs. 2005
                                           -------------------------------------
                                                    Increase (Decrease)
                                                          Due to
                                           -------------------------------------
                                                                Rate/
                                            Volume     Rate     Volume     Net
                                           -------    ------    ------    ------
                                                           (In thousands)
Interest income:
    Loans receivable ...................    $ 218     $ 136     $   6     $ 360
    Investment securities ..............      (61)      279       (16)      202
                                            -----     -----     -----     -----
        Total interest income ..........      157       415       (10)      562

Interest expense:
    NOW accounts .......................       (7)      (37)        4       (40)
    Savings account ....................      (32)      (75)       13       (94)
    Money market accounts ..............      (19)      (10)        2       (27)
    Certificates of deposits ...........      283       470        99       852
    FHLB advances ......................       (9)       (1)       --       (10)
                                            -----     -----     -----     -----
        Total interest expense .........      216       347       118       681

Change in net interest income ..........    $ (59)    $  68     $(128)    $(119)
                                            =====     =====     =====     =====


Results of Operations

         Net Income/Loss. The Bank's net income decreased $582,000 for the year ended September 30, 2006, to a net loss of $246,000 from net income of $336,000 for the year ended September 30, 2005. This decrease was primarily attributable to an increase in interest expense of $681,000, an increase in noninterest expense of $541,000, which included merger expenses of $449,000 and a decrease in non-interest income of $44,000 partially offset by an increase in interest income of $563,000 and a decrease in income taxes of $141,000.

         Net Interest Income. Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference between interest the Bank received on its interest-earning assets, primarily loans, investment and mortgage-backed securities and interest the Bank pays on its interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Net interest income after provision for loan losses decreased $137,000 from $ $3.7 million for the year ended September 30, 2005 to $3.6 million for year ended September 30, 2006. The decrease was attributable to higher cost of funds.

         The increase in the average balance of interest-earning assets of $1.5 million primarily reflects increases of approximately $3.2 million in the Bank's average balance of loans partially offset by a decrease of $1.7 million in the average balance of securities.

         The increase in average interest-bearing liabilities of $4.1 million reflects an increase of $9.3 million in the average balance of certificates of deposit, partially offset by decreases in the average balance of other interest-bearing liabilities of $5.3 million.

         Provision for Loan Losses. Provision for loan losses was $128,000 for the year ended September 30, 2006, as compared to $109,000 for the year ended September 30, 2005. The provision is established to adjust the balance of the allowance for loan losses to a level management feels is appropriate based on the risk characteristics of the loan portfolio.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Noninterest Income. Noninterest income decreased $44,000 or 15.6% from $281,000 for the year ended September 30, 2005 to $237,000 for 2006. This decrease in the Bank's noninterest income was due to a decrease of $26,000 in net realized gains on the sale of available for sale securities and loans, and a decrease in fees and other service charges of $18,000.

         Noninterest Expense. Noninterest expense increased $541,000 or 16.2% from $3.3 million for the year ended September 30, 2005, to $3.9 million for 2006. The increase in the Bank's noninterest expense was due primarily to merger-related expenses of $449,000 in 2006 as compared to none in 2005 and to an increase of $107,000 in the Bank's compensation and benefits, an increase of $21,000 in the Bank's occupancy and equipment expense and an increase of $31,000 in other noninterest expenses, partially offset by a decrease in professional and service fees of $67,000. The increase in compensation and benefits expense was due in part to additional personnel required to support the commercial loan department.

         Income Tax Expense. Income tax expense decreased $141,000 from $288,000 for the year ended September 30, 2005 to $147,000 for 2006. This decrease in income tax expense was primarily due to the decrease in net taxable earnings of the Bank.

Liquidity and Capital Resources

         The Bank is required to maintain adequate levels of liquid assets for its safe and sound operation.

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

         Net cash used in the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income e.g., non-cash items, depreciation, provision for loan losses) for the year ended September 30, 2006 totaled $189,000, a decrease of $927,000 as compared to net cash provided in 2005 of $738,000.

This decrease was mainly due to the decrease in net income of $582,000 and the change in income taxes of $262,000.

         Net cash used by the Bank's investing activities (i.e., cash disbursements, primarily for the purchase of the Bank's investment securities and mortgage-backed securities portfolios and the Bank's loan portfolio) for the year ended September 30, 2006, totaled $3.7 million, a decrease of $1.1 million. The decrease in cash used was primarily attributable to less investment activity of approximately $1.1 million in fiscal year 2006.

         Net cash provided in the Bank's financing activities (i.e., cash receipts primarily from net proceeds from stock issuance and from net increases in deposits and net increases in FHLB advances) for the year ended September 30, 2006 totaled $2.8 million, a decrease of $5.5 million as compared to the year ended September 30, 2005. This decrease was primarily attributable to decrease in deposits of $3.5 million and issuance of additional common stock net of $1.8 million in 2005 versus none in 2006.

         Approximately $29 million of the Bank's time deposits mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has total borrowing capacity of 25% of total assets through the FHLB of New York.

         The  following  table  sets  forth  our  contractual   obligations  and
commitments as of September 30, 2006.

                                                   Total
                                                  Amounts       Less Than                                  Over
                                                 Committed        1 Year      1-3 Years    4-5 Years     5 Years
                                                 ---------        ------      ---------    ---------     -------
Construction loans in process............          3,555         3,555           --           --            --
Other commitments to extend credit.......          3,923         3,923           --           --            --
                                                   -----         -----          ---          ---           ---
    Total................................          7,478         7,478           --           --            --


                                                                Less Than                                 After
                                                   Total          1 Year      1-3 Years    4-5 Years     5 Years
                                                 ---------        ------      ---------    ---------     -------
FHLB advances............................            490           175          315           --            --
Rentals under operating leases...........            911            54          109          113           635
                                                   -----         -----          ---          ---           ---
    Total................................          1,401           229          424          113           635


Item 7.  Financial Statements
-----------------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

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

Item 8B.  Other Information
---------------------------

          Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         Set forth below is information about the directors and executive officers and significant employees of the Company. The Certificate of Incorporation require that the Board of Directors be divided into three classes, as nearly equal in number as possible, each class to serve for a three-year period, with approximately one-third of the directors elected each year. The Board of Directors currently consists of nine members. Each director is also a director of the Bank.

                                                                                        Current Term
Name                            Age     Positions with the Company                        To Expire
----                            ---     --------------------------                        ---------

Charles E. Adams                 91     Director of the Company and the Bank                2007

William H. Wainwright, Jr.       76     Director of the Company and the Bank                2007

Coby M. Frier                    39     Director of the Company and the Bank                2007

George G. Aaronson, Jr.          74     Director of the Company and the Bank                2008

Joseph H. Kelly                  52     Director of the Company and the Bank                2008

G. Edward Koenig, Jr.            65     Director of the Company and the Bank                2008

John J. Maley, Jr.               58     Director of the Company and the Bank                2009

Edgar N. Peppler                 70     Chairman of the Board and Director of the           2009
                                        Company and the Bank

Gary N. Pelehaty                 53     President and Chief Executive Officer of the        2009
                                        Company and the Bank

Charles Alessi                   44     Vice President and Chief Financial Officer of        --
                                        the Company and the Bank

         The principal occupation of, and other information about, each director and/or executive officer of the Company is set forth below as of September 30, 2006. Each director and/or executive officer has held his present position for five years unless otherwise stated.

         Charles E. Adams has been a director since 1985. Mr. Adams is now retired, but was the administrator of Florence Township for 20 years. Mr. Adams is on the administrative board of Florence United Methodist Church, and is treasurer of the Florence Historical Society.

         William H. Wainwright, Jr. has been a director since 1968. He was elected vice chairman of the Board in January 2002. Before retiring in 1995, he was employed for 20 years as a loan officer at the Farmers Home Administration and the Small Business Administration. Mr. Wainwright is a member of the Surf City Yacht Club and served as their commodore in 1996.

         Coby M. Frier was appointed to the Board of Directors in 2004. He has been the president and general manager of Eastampton Auto Center, Inc. since 2002. Prior to that, Mr. Frier was the general manager of Matt Blatt Imports, an auto dealership. Mr. Frier is a member of the National Independent Auto Dealers Association and is also a consultant for Chase Dealer Financial Services, a national training and sales company.

         George G. Aaronson, Jr. has been a director since 1970. He is employed by Falconer & Bell as a real estate sales agent.

         Joseph H. Kelly has been a director since 2001. Mr. Kelly is president and owner of Kelly Enterprises, Inc., a real estate development company specializing in commercial real estate. A registered investment advisor with American Portfolios, Inc., Mr. Kelly is a member of the New Jersey State Executive Council of the National Federation of Independent Business and the Burlington County Economic Development Committee. Mr. Kelly is also a member of the Bordentown Area Veterans Memorial Committee, a member of the Board of Trustees of The Peddie School, and a past president of the Bordentown Rotary Club.

         G. Edward Koenig, Jr. has, except for a three year hiatus ending in 1993, been a director since 1981. Mr. Koenig is a licensed real estate sales agent for Falconer & Bell Realtors. Prior to that, he was president of E. J. Koenig Inc., a fuel service petroleum products company and a heating and air conditioning equipment sales, installation and service business. Mr. Koenig sits on the Burlington County Military Affairs Committee Executive Board and served as its chairman from 1996 to 1997.

         John J. Maley, Jr. is the owner of John J. Maley, Jr. CPA/RMA accounting practice in Bordentown City formed in 1985. Mr. Maley's community activities include serving as chairman of the City of Bordentown Zoning Board and as a past president of the Bordentown Rotary Club. Mr. Maley is a member of the New Jersey Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Registered Municipal Accountants Association. Mr. Maley is also a licensed public school accountant and certified municipal finance officer.

         Edgar N. Peppler has been a director since 1970. He was elected chairman of the Board of Directors in January 2002 and was vice-chairman of the board from 1992 to 2002. Mr. Peppler retired on January 1, 2002. Prior to his retirement he was part owner and president of Peppler Funeral Home, a business he has been associated with since 1957. Mr. Peppler is a member of the Bordentown Chamber of Commerce, a past president of the Bordentown Kiwanis Club, a past Master of Mt. Moriah of Bordentown and Past Grand Master of the State of New Jersey Masons.

         Gary N. Pelehaty has been a director since October 1992. He has also been president and chief executive officer of the Bank since February of the same year. Elected to the Board of Governors of the New Jersey League of Community Bankers, Mr. Pelehaty has been appointed to its executive board and also serves as vice chairman of the League's Audit Committee. Mr. Pelehaty is a director and past president of the Burlington/Camden County Savings League. Mr. Pelehaty has been appointed to the Burlington County Military Affairs Committee Executive Board. Active in the local community, Mr. Pelehaty is a director of Burlington County Burn Foundation, the finance chairman of Bordentown Veterans' Memorial Foundation, and a former director of the Bordentown Chamber of Commerce.

         Charles Alessi has been employed by the Bank since 1992 and is vice president and the chief financial officer. He is also secretary and treasurer of the Bank. Mr. Alessi is a member of the Financial Managers Society and a member of the Bordentown Rotary.

Audit Committee

         The Company does not have a standing audit committee. The entire Board of Directors regularly reviews the financial statements of the Company. In addition, the Board of Directors of the Bank meets annually with the Company's independent accountants to review audit matters. The Board of Directors of the Bank met one time during the 2006 fiscal year with the independent accountants for this purpose.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Company. To the best of the Company's knowledge, all section 16(a) filing requirements applicable to its officers and directors were complied with during the 2006 fiscal year. The Company has not been provided with any reports of ownership by persons who own more than ten percent of the Common Stock.

Item 10.  Executive Compensation

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by our chief executive officer and chief financial officer.


                                           Annual Compensation                       Long Term Compensation
                                    ---------------------------------------        --------------------------
                                                                                   Restricted     Securities
Name and                 Fiscal                             Other Annual             Stock        Underlying         All Other
Principal Position        Year      Salary        Bonus     Compensation(1)          Awards       Options (#)      Compensation
------------------        ----      ------        -----     ---------------          ------       -----------      ------------
Gary N. Pelehaty,         2006     $215,515      $  -         $   15,525                -               -            $ 27,694 (2)
 President, CEO   and     2005      196,916         -             14,500                -               -              22,409
Director                  2004      174,935         -             13,850                -               -              17,671

Charles Alessi,           2006     $115,830      $  -         $   10,425                -               -            $ 14,273 (3)
   Vice President,        2005      106,408         -              9,450                -               -               8,342
   CFO and                2004       93,693         -              8,645                -               -               7,751
   Secretary

--------------
(1) Consists of Board fees. Mr. Pelehaty and Mr. Alessi also receive automobile allowances.
(2) Represents the award of 21,816 shares under the ESOP as of June 30, 2006 based upon the last reported sales price of the Common Stock on the date of the award, plus $5,878 for a 401(k) plan matching contribution.
(3) Represents the award of 13,203 shares under the ESOP as of June 30, 2006 based upon the last reported sales price of the Common Stock on the date of the award, plus $1,070 for a 401(k) plan matching contribution.

         Employment Agreements. The Company and the Bank have each entered into employment agreements (together, the "Agreements") with Gary Pelehaty and Charles Alessi, each for a three-year term. Mr. Pelehaty's and Mr. Alessi's base salaries are $208,000 and $112,000, respectively. Under the Agreements, Mr. Pelehaty's and Mr. Alessi's employment may be terminated by the Company or the Bank for "just cause," as defined in the Agreements. If the Company or the Bank terminates Mr. Pelehaty or Mr. Alessi without just cause, they will be entitled to a continuation of their salaries and benefits from the date of termination through the remaining term of the Agreements. In the event of the termination of employment in connection with any change in control of the Company or the Bank during the term of the Agreements, Mr. Pelehaty and Mr. Alessi will be paid a lump sum equal to 2.999 times their prior five year average taxable compensation. The lump sum shall be paid as soon as practicable on or before the occurrence of such change in control, without regard to whether or not their employment is terminated at such time. Additionally, Mr. Pelehaty, Mr. Alessi and their dependent family members are entitled under the Agreements to continue to participate in all benefits available to employees of the Company or the Bank for a period of not less than thirty-six months following the date of termination of employment following a change in control. The Agreements also provide that following the termination of employment in connection with or following a change in control that is approved by the Board of Directors, Mr. Pelehaty and Mr. Alessi shall provide consulting services to the Company on a transitional basis for a period of thirty-six months. Mr. Pelehaty's and Mr. Alessi's compensation for such services shall be equal to their base salaries in effect immediately prior to such change in control.

         All sums payable to Mr. Pelehaty and Mr. Alessi under the Agreements in connection with a change in control shall be reduced in such manner and to such extent so that no such payments made thereunder when aggregated with all other payments to be made will be deemed an "excess parachute payment" under Section 280G of the Internal Revenue Code. In the event of a change in control at September 30, 2006, Mr. Pelehaty and Mr. Alessi would have been entitled to a lump sum payment of approximately $600,000 and $335,000, respectively.

         Stock Awards. The following table sets forth information concerning options previously granted to Mr. Pelehaty and Mr. Alessi. There were no new options granted to Mr. Pelehaty or Mr. Alessi during fiscal 2006 and neither exercised any options during the fiscal year.

                                 FY-End Option Values
                                 --------------------
                                                             Value of
                       Number of Options                In-the-Money Options
                    At Fiscal Year-End (#)             at Fiscal Year-End ($)
                 ---------------------------      ------------------------------
     Name        Exercisable   Unexercisable      Exercisable   Unexercisable(1)
     ----        -----------   -------------      -----------   ----------------
Gary N. Pelehaty    20,874          0              $350,475          0
Charles Alessi      11,803          0              $199,471          0

-----------------------
(1) Based upon the difference between the weighted average option exercise price of $8.31 for Mr. Pelehaty and $8.20 for Mr. Alessi and the last reported sales price of the Common Stock of $25.10 per share as of September 30, 2006.

Director Compensation

         Directors of the Company are also directors of the Bank. Each director (including the chairman of the board) is paid a monthly fee of $1,000 plus $150 per meeting attended. Total aggregate fees paid to the directors for the year ended September 30, 2006 were $148,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of September 30, 2006.

                                                                              Percent of Shares of
                                                Amount and Nature of              Common Stock
Name and Address of Beneficial Owner            Beneficial Ownership              Outstanding
------------------------------------            --------------------              -----------

Craig W. Yates                                         57,200                         8.80%
227 Cliff Avenue
Edgewater Park, New Jersey(1)

Gary N. Pelehaty                                       54,305                         8.09%
789 Farnsworth Avenue,
Bordentown, New Jersey(2)

Joseph H. Kelly                                        33,386                         5.11%
25 Germantown Road
Bordentown, New Jersey(3)

First Banker's Trust Company,                          51,673                         7.94%
Trustee for the Peoples Savings Bank ESOP
789 Farnsworth Avenue,
Bordentown, New Jersey(4)

All directors and officers of the Company             223,957                        40.35%
   as a group (10 persons)(5)

--------------
(1) Number of shares is based upon an amended Schedule 13D filed on November 17, 2004 showing sole voting and dispositive power with respect to 57,200 shares.
(2) Includes 20,814 shares subject to options exercisable within 60 days of September 30, 2006.
(3) Includes 3,299 shares subject to options exercisable within 60 days of September 30, 2006.
(4) The Employee Stock Ownership Plan (the "ESOP") purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and are allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The ESOP Committee instructs the ESOP trustees regarding investment of ESOP plan assets. The ESOP trustee votes all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares, and shares for which no timely voting direction is received, are voted by the ESOP trustee, subject to its fiduciary duty, as directed by the ESOP Committee. As of September 30, 2006, 34,038 shares had been allocated to ESOP participants.
(5) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Excludes 17,635 shares held by the ESOP over which certain directors, as members of the ESOP Committee, exercise shared voting power. Such individuals disclaim beneficial ownership with respect to the ESOP shares. Includes 64,564 shares subject to options exercisable within 60 days of September 30, 2006.

         (b) Security Ownership of Management. The following table provides information as of September 30, 2006 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                              Beneficial Ownership(1)
                                      ---------------------------------------
                                                               Percentage of
                                                                   Shares
Name                                  Number of Shares         Outstanding(2)
----                                  ----------------         --------------

Charles E. Adams                       22,960    (3)(4)            3.50%

William H. Wainwright, Jr.             29,869    (5)               4.54%

Coby M. Frier                           5,845                      0.90%

George G. Aaronson, Jr.                18,403    (3)(6)            2.81%

Joseph H. Kelly                        33,386    (7)               5.11%

G. Edward Koenig                       11,129    (9)               1.70%

John J. Maley, Jr.                      6,518    (3)               1.00%

Edgar N. Peppler                       29,435    (8)               4.48%

Gary N. Pelehaty                       54,305    (10)              8.09%

Charles Alessi                         24,998    (11)              3.77%

All directors and executive           236,848    (12)             33.12%
officers as a group (10 persons)

--------------
(1) Beneficial ownership as of September 30, 2006. Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of September 30, 2006 held by that individual or group.
(3) Excludes 17,673 shares of Common Stock held under the ESOP over which such individual, as a member of the ESOP Committee and as an ESOP Trustee, exercises shared voting power. Such individual disclaims beneficial ownership with respect to the ESOP shares.
(4) Includes 5,873 shares subject to options exercisable within 60 days of September 30, 2006.
(5) Includes 6,766 shares subject to options exercisable within 60 days of September 30, 2006.
(6) Includes 5,110 shares subject to options exercisable within 60 days of September 30, 2006.
(7) Includes 3,299 shares subject to options exercisable within 60 days of September 30, 2006.
(8) Includes 6,453 shares subject to options exercisable within 60 days of September 30, 2006.
(9) Includes 4,386 shares subject to options exercisable within 60 days of September 30, 2006.
(10) Includes 20,874 shares subject to options exercisable within 60 days of September 30, 2006.
(11) Includes 11,803 shares subject to options exercisable within 60 days of September 30, 2006.
(12) Includes 64,564 shares which directors and executive officers have the right to acquire pursuant to the exercise of options.

         (c) Changes in Control. On June 23, 2006, the Company entered into an Agreement and Plan of Merger with Sterling Banks, Inc. which provides for the acquisition of the Company by Sterling. The acquisition is subject to a number of conditions including approval of shareholders and receipt of all required regulatory approvals.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of September 30, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                          EQUITY COMPENSATION PLAN INFORMATION

                                               (a)                          (b)                       (c)
                                                                                              Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                       Number of securities to       Weighted-average          equity compensation
                                       be issued upon exercise       exercise price of          plans (excluding
                                       of outstanding options,     outstanding options,      securities reflected in
                                         warrants and rights        warrants and rights            column (a))
                                       -----------------------     --------------------      -----------------------

Equity compensation plans
  approved by shareholders

Farnsworth Bancorp, Inc.
    1999 Stock Option Plan.........            35,547                      7.38                        --

Equity compensation plans
  not approved by shareholders

Farnsworth Bancorp, Inc.
    2002 Stock Option Plan.........            31,117                      10.07                       --
                                               ------                      -----                      ---
     TOTAL........................             66,664                      $8.92                       --
                                               ======                      =====                      ===

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         None.

Item 13.  Exhibits
------------------

         (a)      The following documents are filed as a part of this report.

         1. The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.

               Independent Auditor's Report

               Consolidated Statements of Financial Condition as of September 30, 2006 and 2005

               Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2006 and 2005

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2006 and 2005

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and 2005

               Notes to Consolidated Financial Statements

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

                   2       Agreement and Plan of Merger ****
                   3(i)    Certificate of Incorporation of Farnsworth Bancorp, Inc.*
                   3(ii)   Bylaws of Farnsworth Bancorp, Inc. *
                  10.1     Employment Agreement with Gary N. Pelehaty *
                  10.2     Employment Agreement with Charles Alessi *
                  10.3     Severance Agreement with Elaine Denelsbeck *
                  10.4     Farnsworth Bancorp, Inc. 1999 Stock Option Plan**
                  10.5     Peoples Savings Bank Restricted Stock Plan**
                  10.6     Farnsworth Bancorp, Inc. 2002 Stock Option Plan***
                  10.7     Peoples Savings Bank 2002 Stock Bonus Plan***
                  21       Subsidiaries of the Registrant
                  23       Consent of Kronick Kalada Berdy & Co.
                  31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-56689) declared effective by the SEC on August 10, 1998.
** Incorporated by reference to the exhibits to the Proxy Statement for the Annual Meeting of Stockholders held on April 6, 1999 and filed with the SEC on February 22, 1999 (File No. 0-24621).
*** Incorporated by reference to the September 30, 2002 Form 10-KSB filed with the SEC on December 23, 2002.
**** Incorporated by reference to the Company's Current Report on Form 8-K dated
     June 23, 2006 and filed with the SEC on June 26, 2006.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer's audit committee. The Company's Board of Directors has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services. All of the services listed below for 2006 and 2005 were approved by the Board of Directors prior to the service being rendered. There were no services that were not recognized to be non-audit services at the time of engagement that were approved after the fact.

         Audit Fees. The aggregate fees billed by Kronick Kalada Berdy & Co. ("KKB") for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended September 30, 2006 and 2005 were $15,500 and $13,625, respectively.

         Audit Related Fees. The aggregate fees billed by KKB for assurance and related services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the years ended September 30, 2006 and 2005 were $5,320 and $6,734, respectively.

         Tax Fees. There were no fees billed by KKB for professional services rendered for tax compliance, tax advice or tax planning for the years ended September 30, 2006 and 2005.

         All Other Fees. The aggregate fees billed by KKB for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" for the years ended September 30, 2006 and 2005 were $11,440 and $4,150, respectively.


                            FARNSWORTH BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                            Page

Independent Auditor's Report...........................................     F-1

Consolidated Statements of Financial Condition.........................     F-2

Consolidated Statements of Income and Comprehensive Income.............     F-3

Consolidated Statements of Changes in Stockholders' Equity.............     F-4

Consolidated Statements of Cash Flows..................................     F-5

Notes to Consolidated Financial Statements.............................     F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Farnsworth Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Farnsworth Bancorp, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farnsworth Bancorp, Inc. and Subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/S/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania
December 18, 2006

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          September 30, 2006 and 2005

                                     ASSETS                          2006             2005
                                     ------                     -------------    -------------

Cash and due from banks                                         $   9,248,363    $  10,278,409
Securities available for sale                                      19,962,480       19,418,925
Securities held to maturity (fair value $163,290
  and $973,520 at September 30, 2006 and 2005,
  respectively)                                                       161,862          969,864
Loans receivable, net                                              73,894,943       70,005,215
Accrued interest receivable                                           481,452          438,935
Prepaid expenses
         Other assets                                                  94,938           85,247
         Income taxes                                                 202,141
Federal Home Loan Bank of New York stock at
  cost, substantially restricted                                      204,700          520,200
Premises and equipment                                              2,100,403        2,211,706
Deferred income taxes                                                 374,919          216,990
                                                                -------------    -------------

Total assets                                                    $ 106,726,201    $ 104,145,491
                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
   Non interest bearing                                         $   5,603,736    $   6,529,683
   Interest bearing                                                91,240,976       87,053,377
Federal Home Loan Bank advance                                        489,941          654,696
Advances by borrowers for taxes and insurance                         215,480          404,956
Accrued income taxes                                                       --           26,586
Accrued interest payable                                              130,637           84,606
Accounts payable and other accrued expenses                           196,968          154,816
                                                                -------------    -------------

Total liabilities                                                  97,877,738       94,908,720
                                                                -------------    -------------

Preferred stock $.10 par value, 1,000,000 shares
  authorized; none issued and outstanding                                  --               --
Common stock $.10 par value, 5,000,000 shares
  authorized; 662,698 shares issued for 2006
  and 2005; shares outstanding 650,535 and 650,316
  for 2006 and 2005, respectively                                      66,270           66,270
Additional paid in capital                                          8,483,529        8,481,669
Treasury stock at cost, 12,163 and 12,382
  for 2006 and 2005, respectively                                    (118,521)        (120,658)
Retained earnings                                                   1,028,671        1,339,579
Common stock acquired by employee stock
ownership plan (ESOP)                                                (192,411)        (240,021)
Accumulated other comprehensive loss, unrealized
  depreciation on available for sale securities,
  net of income taxes                                                (419,075)        (290,068)
                                                                -------------    -------------

Total stockholders' equity                                          8,848,463        9,236,771
                                                                -------------    -------------

Total liabilities and stockholders' equity                      $ 106,726,201    $ 104,145,491
                                                                =============    =============

                   The accompaying notes are an integral part
                  of these consolidatead financial statements.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                 For the Years Ended September 30, 2006 and 2005

                                                                        2006              2005
                                                                    ------------      ------------
Interest income:
  Loans receivable                                                  $ 5,013,985       $ 4,652,498
  Investments                                                         1,269,904         1,068,202
                                                                    -----------       -----------

       Total interest income                                          6,283,889         5,720,700
                                                                    -----------       -----------
Interest expense:
  Deposits                                                            2,577,375         1,887,366
  Federal Home Loan Bank advances                                        33,477            42,959
                                                                    -----------       -----------

       Total interest expense                                         2,610,852         1,930,325
                                                                    -----------       -----------

       Net interest income                                            3,673,037         3,790,375
Provision for loan losses                                               128,146           108,732
                                                                    -----------       -----------
       Net interest income after provision
         for loan losses                                              3,544,891         3,681,643
                                                                    -----------       -----------
Noninterest income:
  Fees and other service charges                                        227,065           245,001
  Net realized gains on sale of:
    Available for sale securities                                         8,489            16,888
    Loans                                                                 1,522            19,119
                                                                    -----------       -----------

       Total noninterest income                                         237,076           281,008
                                                                    -----------       -----------
Noninterest expense:
  Compensation and benefits                                           1,981,811         1,874,676
  Occupancy and equipment                                               692,999           671,992
  Merger expenses                                                       449,167
  Federal insurance premiums and assessments                             12,021            11,339
  Service fees                                                           86,247           114,551
  Professional fees                                                     163,027           202,092
  Other                                                                 495,276           464,213
                                                                    -----------       -----------
       Total noninterest expense                                      3,880,548         3,338,863
                                                                    -----------       -----------
(Loss) income before provision for income taxes                         (98,581)          623,788

Provision for income taxes                                              147,274           287,821
                                                                    -----------       -----------

       Net (loss) income                                               (245,855)          335,967

Other comprehensive loss:
  Unrealized loss on securities available for sale,
    arising during the period, net of tax benefit
    of $82,485, 2006; $129,539, 2005                                   (123,818)         (194,646)
  Reclassification adjustment, net of taxes
    of $3,300, 2006; $6,800, 2005                                        (5,189)          (10,088)
                                                                    -----------       -----------
       Comprehensive loss                                           $  (374,862)      $   131,233
                                                                    ===========       ===========
Net (loss) income per common share:
  Basic                                                             $     (0.39)      $      0.54
                                                                    ===========       ===========
  Diluted                                                           $     (0.39)      $      0.51
                                                                    ===========       ===========
Weighted average number of shares outstanding during the year:
  Basic                                                                 638,311           616,543
                                                                    ===========       ===========
  Diluted                                                               638,311           652,790
                                                                    ===========       ===========

                   The accompaying notes are an integral part
                  of these consolidatead financial statements.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Years Ended September 30, 2006 and 2005

                                                                                                      Unrealized
                                                                   Retained      Common    Common    Depreciation
                                           Additional              Earnings      Stock     Stock     on Securities     Total
                                 Common     Paid in   Treasury   Substantially  Acquired  Acquired   Available for  Stockholders'
                                 Stock      Capital     Stock     Restricted    By ESOP    By RSP   Sale, Net of Tax   Equity
                                 -------  ----------  ---------  ------------- ---------- --------- ---------------- ------------
Balance at September 30, 2004    $54,267  $6,515,350  $(120,658) $ 1,068,643   $(113,694) $(55,100)    $ (85,334)    $ 7,263,474

Net income for the year ended
September 30, 2005                                                   335,967                                             335,967

Issuance of additional common
  stock                           12,003   1,966,319                                                                   1,978,322
Acquisition of common stock
  by ESOP                                          -          -            -    (172,500)        -                      (172,500)
Acquisition of common stock
  by RSP                                                                                   (20,131)                      (20,131)
RSP shares allocated                               -          -            -                75,231                        75,231
ESOP shares allocated                                                             46,173                                  46,173
Unrealized depreciation on
  securities                                                                                                   -               -
available for sale, net of tax                                             -                            (204,734)       (204,734)
Cash dividends ($.10 per share)        -           -                 (65,031)                                            (65,031)
                                 -------- ----------- ---------- ------------  ---------  --------     ---------     -----------

Balance at September 30, 2005    $66,270  $8,481,669  $(120,658) $ 1,339,579   $(240,021) $      -     $(290,068)    $ 9,236,771

Net loss for the year ended
September 30, 2006                                                  (245,855)                                           (245,855)

Acquisition of common stock
  by RSP                                       1,860      2,137                             (3,997)                            -
RSP shares allocated                                                                         3,997                         3,997
ESOP shares allocated                                                             47,610                                  47,610
Unrealized depreciation on
  securities available for
  sale, net of tax                                                                                      (129,007)       (129,007)
Cash dividends ($.10 per share)                                      (65,053)                                            (65,053)
                                 -------- ----------- ---------- ------------  ---------  --------     ---------     -----------
Balance at September 30, 2006    $66,270  $8,483,529  $(118,521) $ 1,028,671   $(192,411) $      -     $(419,075)    $ 8,848,463
                                 ======== =========== ========== ============  =========  ========     =========     ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements
                                                                             F-4

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended September 30, 2006 and 2005

                                                                 2006            2005
                                                            ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                         $   (245,855)   $    335,967
                                                            ------------    ------------

Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Depreciation                                               152,302         166,541
      Provision for loan losses                                  128,146         108,732
      Net gain on sale of investments                             (8,489)        (16,888)
      Net gain on loans sold                                      (1,522)        (19,119)
      Stock compensation                                          51,607         121,404
      (Increase) decrease in accrued interest receivable         (42,517)          9,259
      (Increase) decrease in other prepaid expenses               (9,691)         41,403
      Decrease in income taxes                                  (301,075)        (39,048)
      Increase in accrued interest payable                        46,031          21,387
      Increase in accounts payable
        and other accrued liabilities                             42,152           8,777
                                                            ------------    ------------

            Total adjustments                                     56,944         402,448
                                                            ------------    ------------

            Net cash provided by (used in) operations           (188,911)        738,415
                                                            ------------    ------------

Cash flows from investing activities:
  Net increase in loans receivable                            (4,016,352)     (3,592,459)
  Redemption and principal payments of
     held to maturity securities                               3,032,404          46,437
  Purchase of held to maturity securities                     (2,224,402)       (755,000)
  Purchase of available for sale securities                   (6,686,354)    (14,433,157)
  Proceeds from sale of available for sale securities          5,936,700      13,978,426
  Redemption (purchase) of Federal Home Loan Bank stock          315,500         (30,000)
  Purchase of premises and equipment                             (40,999)        (37,606)
                                                            ------------    ------------

            Net cash used in investing activities             (3,683,503)     (4,823,359)
                                                            ------------    ------------

Cash flows from financing activities:
  Issuance of additional common stock, net                                     1,785,691
  Increase in deposits                                         3,261,652       6,757,255
  Federal Home Loan Bank repayments                             (164,755)       (155,317)
  Increase (decrease) in advances by borrowers                  (189,476)         31,425
  Cash dividends                                                 (65,053)        (65,031)
                                                            ------------    ------------

            Net cash provided by financing activities          2,842,368       8,354,023
                                                            ------------    ------------

Net increase (decrease) in cash and due from banks            (1,030,046)      4,269,079

Cash and due from banks at beginning of year                  10,278,409       6,009,330
                                                            ------------    ------------

Cash and due from banks at end of year                      $  9,248,363    $ 10,278,409
                                                            ============    ============

Supplement disclosure:
  Cash paid during the period for:
    Interest                                                $  2,564,821    $  1,908,939
                                                            ============    ============
    Income taxes                                            $    529,345    $    367,833
                                                            ============    ============
Non cash items:
  Unrealized loss on securities available for
    sale, net of deferred income taxes                      $   (129,007)   $   (204,734)
                                                            ============    ============
  Common stock acquired by Restricted Stock Plan and ESOP   $      3,997    $    192,631
                                                            ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Operations and Summary of Significant Accounting Policies
      ---------------------------------------------------------

      Basis of Financial Statement Presentation
      -----------------------------------------

      The consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, include the accounts of Farnsworth Bancorp, Inc. and its wholly owned subsidiaries, Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. (PFSI). All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the assessment of prepayment risks associated with mortgage-backed securities. Management believes that the allowance for loan losses is adequate and prepayment risks associated with mortgage-backed securities are properly recognized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Additionally, assessments of prepayment risks related to mortgage-backed securities are based upon current market conditions, which are subject to frequent change.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination.

      Nature of Operations
      --------------------

      The Bank, which operates four branches in Burlington County, New Jersey, offers customary banking services, including accepting of checking, savings and time deposits and the making of commercial, real estate and consumer loans, to customers who are predominantly small and middle-market businesses and middle-income individuals. PFSI provides securities brokerage and investment advisory services and products to customers of the Bank. Farnsworth is a non-operating holding company.

      Concentration of Risk
      ---------------------

      The Bank's lending is concentrated in loans secured by real estate located in the State of New Jersey. The Bank's loan portfolio is predominantly made up of first mortgage loans and loans secured by real estate in Burlington County. In general, the Bank's loan portfolio performance is dependent upon the local economic conditions.

      Interest-rate Risk
      ------------------

      The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to make loans secured by real estate and, to a lesser extent, consumer loans and to purchase investment securities. The potential for interest-rate risk exists as a result of the shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising interest rate environment, interest sensitive liabilities will reprice faster than interest sensitive assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1.    Operations and Summary of Significant Accounting Policies (Continued)
      ---------------------------------------------------------

      Investment Securities
      ---------------------

      The Bank's investments in securities are classified in two categories and accounted for as follows:

     o    Securities  Held to  Maturity.  Securities  held to maturity are those
          -----------------------------
          securities that the Bank has the positive intent and ability to hold to maturity. They are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

     o    Securities  Available  for  Sale.  Securities  available  for sale are
          --------------------------------
          reported at market value and consist of certain debt and equity securities not classified as trading or securities to be held to maturity.

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

      Loans Receivable
      ----------------

      Loans receivable that management has the intent and ability to hold until maturity or pay-off are reported at their outstanding principal balances adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans.

      Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the contractual life of the loan, using the interest method.

      Loans classified as impaired, if any, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. No loans were identified as impaired as of September 30, 2006 and 2005, respectively, or for the years then ended.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.    Operations and Summary of Significant Accounting Policies (Continued)
      ---------------------------------------------------------

      Loans Sold
      ----------

      Loans sold were one-to-four family residential mortgages originated and intended for sale in the secondary market. The loans were carried in aggregate at lower of cost or estimated market value, based upon current delivery prices in the secondary market. Gains or losses on the sale of these loans are recognized in non-interest income at the time of sale using the specific identification method. All loans are sold without recourse. No loans were held for sale at either year end.

      Premises and Equipment
      ----------------------

      Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation. Renovations and additions are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred. The Bank computes depreciation on a straight-line basis over the estimated useful lives of the assets.

      Income Taxes
      ------------

      Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes or as an adjustment to accumulated other comprehensive income or loss.

2.    Stockholders' Equity
      --------------------

      The ability of Farnsworth Bancorp, Inc. to pay dividends to stockholders is dependent upon the receipt of dividends from the Bank. The Bank is subject to a dividend restriction which generally limits the amounts of dividends that can be paid. The amount available for payment by the Bank in 2007, without approval from the Office of Thrift Supervision (the "OTS") was approximately $517,000.

3.    Held to Maturity and Available for Sale Securities
      --------------------------------------------------

      The carrying amounts and fair values of these investments at September 30, 2006 and 2005 are summarized as follows:

                                                                        September 30, 2006
                                                   --------------------------------------------------------------
                                                                      Gross          Unrealized
                                                    Amortized      -------------    -------------       Fair
           Held to maturity:                          Cost            Gains            Losses           Value
                                                   ------------    -------------    -------------    ------------
               Mortgage backed securities           $ 161,862        $ 1,700           $ 272          $ 163,290
                                                   ============    =============    =============    ============

                                                                        September 30, 2005
                                                   --------------------------------------------------------------
                                                                      Gross          Unrealized
                                                    Amortized      -------------    -------------       Fair
           Held to maturity:                          Cost            Gains            Losses           Value
                                                   ------------    -------------    -------------    ------------
               Municipal bonds                       $ 755,000       $      -          $    -         $ 755,000
               Mortgage backed securities              214,864          3,824             168           218,520
                                                   ------------    -------------    -------------    ------------
                                                     $ 969,864       $  3,824          $  168         $ 973,520
                                                   ============    =============    =============    ============

                                                                             F-8

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.   Held to Maturity and Available for Sale Securities (Continued)

                                                                        September 30, 2006
                                                   ----------------------------------------------------------------------
                                                                           Gross          Unrealized
                                                      Amortized         -------------    -------------        Fair
                                                         Cost              Gains           Losses             Value
                                                   -----------------    ------------     ------------    ----------------
           Available for sale securities:
             U.S. Government and agency
               securities                          $  7,598,233                  -        $ 307,950       $  7,290,283
             Mortgage backed securities              13,061,461                  -          455,594         12,605,867
                                                   -----------------    ------------     ------------    ----------------
                Total debt securities                20,659,694           $      -          763,544         19,896,150
             Equity securities                            1,243             65,087                -             66,330
                                                   -----------------    ------------     ------------    ----------------
                                                   $ 20,660,937           $ 65,087        $ 763,544        $ 19,962,480
                                                   =================    ============     ============    ================

                                                                        September 30, 2005
                                                   ----------------------------------------------------------------------
                                                                           Gross          Unrealized
                                                      Amortized         -------------    -------------        Fair
                                                         Cost              Gains           Losses             Value
                                                   -----------------    ------------     ------------    ----------------
           Available for sale securities:
             U.S. Government and agency
               securities                          $  7,596,355                  -        $ 242,552      $  7,353,803
             Mortgage backed securities              12,304,770                  -          296,108        12,008,662
                                                   -----------------    ------------     ------------    ----------------
                Total debt securities                19,901,125                  -          538,660        19,362,465
             Equity securities                            1,243           $ 55,217                -            56,460
                                                   -----------------    ------------     ------------    ----------------
                                                   $ 19,902,368           $ 55,217        $ 538,660      $ 19,418,925
                                                   =================    ============     ============    ================

      The schedule of maturities of available for sale debt securities at September 30, 2006 is as follows:

                                                            Amortized            Fair
                                                              Cost               Value
                                                         ---------------     --------------
             Due within one year to five years            $ 1,644,369        $  1,579,710
             Due after five to ten years                    3,988,864           3,823,430
             Due after ten years                            1,965,000           1,887,143
                                                         ---------------     --------------
                                                            7,598,233           7,290,283
             Mortgage backed securities                    13,061,461          12,605,867
                                                         ---------------     --------------
                                                         $ 20,659,694        $ 19,896,150
                                                         ===============     ==============

      There is no schedule of maturities for mortgage backed securities because these investments are subject to prepayment.
                                                                             F-9

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



3.    Held to Maturity and Available for Sale Securities (Continued)
      --------------------------------------------------

      Mortgage-backed securities with a carrying value and fair value of $102,035 and $102,823 at September 30, 2006 and $130,786 and $132,637 at
      September 30, 2005 are pledged as security for deposits of governmental entities under the provisions of the Governmental Unit Deposit Protection Act.

      Information pertaining to securities with gross unrealized losses at September 30, 2006 is as follows:


                                                        Less than twelve months            Over twelve months
                                                  -------------------------------    -------------------------------
                                                     Gross                              Gross
                                                   Unrealized          Fair           Unrealized           Fair
                                                     Losses            Value            Losses             Value
                                                  -------------    --------------    -------------    ----------------
             Securities Available for  Sale
             U.S. Government and agency
                 securities                                                           $ 307,950        $  7,290,283
             Mortgage-backed securities            $   10,156      $ 1,889,765          445,438          10,716,098
                                                  -------------    --------------    -------------    ----------------
                 Total securities available
                   for sale                        $   10,156      $ 1,889,769        $ 753,388        $ 18,006,381
                                                  =============    ==============    =============    ================

      Information pertaining to securities with gross unrealized losses at September 30, 2005 is as follows:

                                                        Less than twelve months            Over twelve months
                                                  -------------------------------    -------------------------------
                                                     Gross                              Gross
                                                   Unrealized          Fair           Unrealized           Fair
                                                     Losses            Value            Losses             Value
                                                  -------------    --------------    -------------    ----------------
             Securities Available for  Sale
             U.S. Government and agency
                 securities                                                           $ 242,552        $  7,353,803
             Mortgage-backed securities            $   94,019      $ 2,838,826          202,089           9,169,836
                                                  -------------    --------------    -------------    ----------------
                 Total securities available
                   for sale                        $   94,019      $ 2,838,826        $ 444,641        $ 16,523,639
                                                  =============    ==============    =============    ================

      Management evaluates securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the (1) length of time and extent to which the fair value as been less than cost, (2) the financial condition of the issuer and, (3) the intent and ability of the Bank to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2006, the nineteen securities with unrealized losses have depreciated 4% from the Bank's amortized cost basis. All these securities are either guaranteed by the U.S. Government or secured by mortgage loans. These unrealized losses relate principally to current interest rates for similar types of securities. As management has the ability to hold these securities until maturity, or for the foreseeable future, no declines are deemed to be other-than temporary.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.    Loans Receivable
      ----------------

      Loans receivable are summarized as follows:


                                                            2006            2005
                                                       ------------    ------------
         First mortgage loans
             Secured by one to four family residence   $ 38,472,344    $ 36,296,324
             Construction loans                           3,465,781       7,556,321
             Commercial real estate                      24,091,843      22,135,480
                                                       ------------    ------------
                                                         66,029,968      65,988,125
           Less:
             Loans in process - real estate              (3,554,831)     (6,663,049)
             Net deferred loan origination costs             43,597          14,524
                                                       ------------    ------------
         Total first mortgage loans                      62,518,734      59,339,600
                                                       ------------    ------------

         Consumer and other loans:
             Home equity                                  4,632,266       3,433,987
             Personal loans                                 259,682         306,642
             Loans secured by savings                        94,094         237,693
             Commercial business loans                    1,501,206       1,309,773
             Mobile and automobile                        5,529,885       5,908,283
                                                       ------------    ------------
         Total consumer and other loans                  12,017,133      11,196,378
                                                       ------------    ------------
         Total loans
                                                         74,535,867      70,535,978
         Less allowance for loan losses                    (640,924)       (530,763)
                                                       ------------    ------------
                                                       $ 73,894,943    $ 70,005,215
                                                       ============    ============

      At September 30, 2006 and 2005, nonaccrual loans for which interest had been discontinued totaled approximately $1,039,000 and $601,000, respectively. Interest income actually recognized is summarized as follows:

                                                       2006         2005
                                                    ---------    ---------
         Interest income that would have
           been recognized                          $ 104,097    $  78,028
         Income recognized                             42,560       10,889
                                                    ---------    ---------
         Interest income foregone                   $  61,537    $  67,139
                                                    =========    =========

      An analysis of the change in the allowance for loan losses:

                                                       2006         2005
                                                    ---------    ---------
         Allowance for loan losses:
               Beginning of year                    $ 530,763    $ 450,700
               Additional provisions                  128,146      108,732
               Charge offs                            (17,985)     (28,669)
                                                    ---------    ---------
                                                    $ 640,924    $ 530,763
                                                    =========    =========

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
4.    Loans Receivable (Continued)
      ----------------

      The activity with respect to loans to directors, officers and associates of such persons is summarized as follows:

                                                      2006           2005
                                                  -----------    -----------

        Beginning of year                         $ 1,976,198    $   761,254
        Loans originated                              684,807      1,288,924
        Collection of principal                      (651,259)       (73,980)
                                                  -----------    -----------
        End of year                               $ 2,009,746    $ 1,976,198
                                                  ===========    ===========

      All loans to directors, officers and associates of such persons are collateralized by deposits and/or real estate.

5.    Servicing
      ---------

      Loans serviced for others are not included in the accompanying consolidated statements of financial position. The unpaid principal balances of mortgage and other loans serviced for others were $15,450,888 and $12,077,944 at September 30, 2006 and 2005, respectively.

6.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable is summarized as follows:

                                                    2006             2005
                                                  --------         --------

        Loans receivable                          $ 350,563         $ 314,153
        Mortgage backed securities                   52,113            45,271
        Other securities                             78,776            79,511
                                                  ---------         ---------
                                                  $ 481,452         $ 438,935
                                                  =========         =========


7.    Premises and Equipment
      ----------------------

      Premises and equipment are summarized by major classification as follows:

                                                          2006            2005           Useful lives
                                                      -------------   -------------    ------------------
        Land                                           $   125,553      $   125,553
        Office building improvements (Marlton)             119,022          119,022      7 to 40 years
        Office building (Bordentown)                     1,368,932        1,365,920     25 to 40 years
        Office building (Florence)                          58,554           58,554     25 to 40 years
        Office building (Mount Laurel)                     680,877          680,877     25 to 40 years
        Deferred construction costs                         32,684           14,200
        Furniture, fixtures and equipment                1,141,413        1,121,910      5 to 7 years
                                                       -----------      -----------
                                                         3,527,035        3,486,036
        Less: accumulated depreciation                   1,426,632        1,274,330
                                                       -----------      -----------
                                                       $ 2,100,403      $ 2,211,706
                                                       ===========      ===========

      Depreciation charged to operations was $152,302 and $166,541 for 2006 and 2005, respectively. The Bank leases the Marlton building and has renovated the leased space as a branch.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.    Deposits
      --------

      Deposits as of September 30 are summarized as follows:

                                                         2006          2005
                                                     -----------   -----------

          NOW accounts                               $ 9,575,844   $10,663,316
          Money market accounts                       10,605,155    16,286,611
          Passbook and club accounts                  12,115,541    11,602,005
          Non interest bearing                         5,603,736     6,529,683
                                                     -----------   -----------
          Subtotal                                    37,900,276    45,081,615
                                                     -----------   -----------
          Certificates of deposit:
            1.01% to 2.00%                                51,530     1,018,948
            2.01% to 3.0%                                539,996    12,339,243
            3.01% to 4.0%                              6,751,837    25,138,797
            4.01% to 5.0%                             29,025,590     9,900,815
            5.01% to 6.0%                             22,575,483       103,642
                                                     -----------   -----------
          Subtotal                                    58,944,436    48,501,445
                                                     -----------   -----------
                                                     $96,844,712   $93,583,060
                                                     ===========   ===========


      Deposits of officers and directors totaled $373,592 and $127,400 at September 30, 2006 and 2005, respectively. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $11,195,000 and $6,242,000 at September 30, 2006 and 2005.
      These certificates of deposit do not receive preferential rates of interest. Deposits in excess of $100,000 are not federally insured.

      As of September 30, 2006 and 2005, scheduled maturities of certificates of deposit (rounded to the nearest $1,000) are summarized as follows:

                                                   2006                2005
                                               -----------         -----------

          Due in 3 months or less              $ 8,658,000         $ 4,763,000
          Due after 3 months to 1 year          20,138,000          25,388,000
          Due after 1 year to 3 years           27,702,000          12,804,000
          Due after 3 years to 5 years           2,446,000           5,546,000
                                               -----------         -----------
                                               $58,944,000         $48,501,000
                                               ===========         ===========

      Interest expense on deposits for the years ended September 30, 2006 and 2005 is summarized as follows:

                                                   2006                2005
                                               -----------         -----------

          NOW accounts                         $    60,886         $    69,730
          Money market accounts                    285,818             297,905
          Passbook and club accounts               138,125             169,546
          Certificates of deposit                2,092,546           1,350,185
                                               -----------         -----------
                                               $ 2,577,375         $ 1,887,366
                                               ===========         ===========

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.    Federal Home Loan Bank Advance
      ------------------------------

      This advance bears fixed interest at 5.9% and matures in April 2009. It is collateralized by FHLB stock and investment securities. The Bank has approximately $31,259,367 available for borrowing as of September 30, 2006.

             Principal payment are as follow:

                2007                                             $ 174,762
                2008                                               186,292
                2009                                               128,887
                                                                 ---------
                Total                                            $ 489,941
                                                                 =========

10.   Net Gain on Sale of Investments
      -------------------------------

      For the years ended September 30, 2006 and 2005, proceeds from sales of securities available for sale amounted to $5,936,700 and $13,978,426, respectively. Gross realized gains amounted to $8,489 and $16,888, respectively.

11.   Income Taxes
      ------------

      The Bank has qualified as a Savings Institution under provisions of the Internal Revenue Code. Prior to January 1, 1996 the Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage-of taxable income. Such percentage was 8% before such deduction. Retained earnings at September 30, 2006 and 2005 included untaxed earnings of approximately $201,000 and $227,300, respectively, representing such bad debt deductions.

      Retained earnings at September 30, 2006 and 2005 includes approximately $153,850 of tax bad debt deductions which are considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided. If such amount is used for purposes other than bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

      The provision for federal and state income taxes differs from the provision (benefit) computed at the statutory rate as follows:

                                                        2006         2005
                                                     ---------     ---------
              Statutory tax rates                        34%           34%
              Tax at statutory rates                 $ (33,517)      212,088
              Non-deductible merger expenses           152,717
              New Jersey
                 Corporation Tax                        31,552        56,342
              Miscellaneous
                                                        (3,478)       19,391
                                                     ---------     ---------
                                                     $ 147,274     $ 287,821
                                                     =========     =========

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.   Income Taxes (Continued)
      ------------

      The tax provision is summarized as follows:

                                                    2006               2005
                                                 ---------          ---------
       Current federal                           $  63,833          $ 198,330
       Deferred federal                             61,350             45,986
       Current state                                11,265             35,391
       Deferred state                               10,826              8,114
                                                 ---------          ---------
                                                 $ 147,274          $ 287,821
                                                 =========         =========

      The following temporary differences gave rise to deferred tax assets and liabilities:

                                                     2006              2005
                                                 --------          --------
       Deferred tax assets:
         Allowance for loan losses               $ 256,370          $ 212,305
         Unrealized depreciation
           on investments                          279,383            193,630
         Loans                                      29,275             32,413
         Accrued compensation                       25,754             25,583
                                                 ---------          ---------
         Total deferred tax assets                 590,782            463,931
                                                 ---------          ---------
       Deferred tax liabilities:
         Premises and equipment                     85,054            105,875
         Tax reserve for loan losses               130,809            141,066
                                                 ---------          ---------
         Total deferred tax liabilities            215,863            246,941
                                                 ---------          ---------
         Net deferred tax asset                  $ 374,919          $ 216,990
                                                 =========          =========

12.   Commitments
      -----------

      At September 30, 2006 the Bank had the following commitments outstanding. Mortgage commitments are for 45 days. Home equity commitments are for 60 days. Commitments on other loans are for 90 days. The commitments are summarized as follows:

                                  Amounts           Rate              Term
                                -----------  ------------------  ---------------

        Mortgages (fixed rate)  $   468,400     6.25% to 6.75%     30 years
                                                   0 points
        Home equity loans           435,000     6.25% to 8.25%     5 to 15 years
                                                   0 points
        Other loans               3,020,000     7.00% to 9.25%     1 to 10 years
                                                 0 to 1 points
                                -----------
                                $ 3,923,400
                                ===========
                                                                            F-15

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   Commitments (Continued)
      -----------

      There are fourteen letters of credit outstanding at September 30, 2006. An annual fee of 1/2 to 1 percent is due on each of the letters of credit. Interest is due at various rates if the letters of credit are utilized. The amount of the fourteen letters totals $1,425,128. The Bank also has consumer and commercial lines of credit with undrawn balances of $2,638,735 and $1,409,265, respectively.

      The Bank has available two lines of credit through the Federal Home Loan Bank. An overnight line of credit is available in the amount of $10,457,200. Additionally, a one month overnight repricing line of credit is available in the amount of $10,457,200.

      Future minimum lease payments under noncancellable operating leases for branch building and transportation equipment are as follows:

                        2007                $  54,440
                        2008                   55,969
                        2009                   52,553
                        2010                   55,706
                        2011                   57,676
                     Thereafter               634,303
                                            ---------
                        Total               $ 910,647
                                            =========

13.   Financial Instruments
      ---------------------

      Fair Values of Financial Instruments
      ------------------------------------

      The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

      Cash and Due from Banks
      -----------------------

      The carrying amounts of cash and due from banks approximate their fair value.

      Available for Sale and Held to Maturity Securities and FHLB Stock
      -----------------------------------------------------------------

      Fair values for securities, excluding FHLB securities, are based on quoted market prices. The carrying values of FHLB securities approximate fair values based on the redemption provisions of the Federal Home Loan Bank.

      Loans Receivable
      ----------------

      For variable-rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. Fair values for fixed rate mortgage loans, excluding commercial loans, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed rate commercial real estate, other commercial loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.   Financial Instruments (Continued)
      ---------------------

      Deposit Liabilities
      -------------------

      The fair values of demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of certificates.

      Accrued Interest
      ----------------

      The carrying amounts of accrued interest approximate their fair values.

      FHLB Advances
      -------------

      The fair value of FHLB advances is estimated based on rates currently available to the Bank for debt with similar terms.

      Advances by Borrowers and Accounts Payable and Other Accrued Expenses
      ---------------------------------------------------------------------

      The carrying amounts of these liabilities approximate their fair values.

      Off-Balance-Sheet Instruments
      -----------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised of the undisbursed portion of loans and letters of credit. The Bank's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk. Commitments generally have fixed expirations dates or other termination clauses and may require a payment of a fee. Since many of the commitments are expected to expire without being drawn upon by customers, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The fair value of commitments is not considered significant.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.   Financial Instruments (Continued)
      ---------------------

     The carrying amounts and estimated fair values of the financial instruments were as follows:

                                                      2006                       2005
                                             ----------------------   ------------------------
                                               Carrying      Fair       Carrying       Fair
                                                amount       value       amount        value
                                                ------       -----       ------        -----
         Financial Assets (000's omitted)
         ------------------------------------
         Cash and due from banks              $  9,248      $9,248     $  10,278    $  10,278
         Securities held to maturity               162         163           970          973
         Securities available for sale          19,962      19,962        19,419       19,419
         FHLB stock                                205         205           520          520
         Loans receivable                       73,895      72,429        70,005       70,620
         Accrued interest receivable               481         481           439          439
         ------------------------------------
         Financial Liabilities (000's omitted)
         ------------------------------------
         Deposit liabilities                    96,845      96,717        93,583       92,838
         FHLB advances                             489         501           655          728
         Accrued interest payable                  131         131            85           85
         Other liabilities                         412         412           586          586

14.   Benefit Plans
      -------------

      401 (k) Plan
      ------------

      A 401 (k) Plan covers substantially all employees. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Corporation makes matching discretionary contributions equal to 50 percent of the first 6 percent of an employee's compensation contributed to the Plan. Matching contributions vest immediately. For the years ended September 30, 2006 and 2005, expense attributable to the Plan amounted to $31,789 and $25,472, respectively.

      Employee Stock Option Plan (ESOP)
      ---------------------------------

      The Bank has established an ESOP for all eligible employees. The ESOP used $303,880 of proceeds from a term loan from Farnsworth to purchase 43,759 shares of Company common stock. The term loan of $56,656 at September 30, 2006, including interest, is payable in equal monthly installments through March 2008. The interest rate is 8.50% fixed for the term of the loan. In November 2004, the ESOP used $172,500 from a term loan with Farnsworth to purchase 10,000 shares of Company stock. The term loan of $143,013 at September 30, 2006, including interest, is payable in equal monthly installments through November 2014. The interest rate is 4.75% fixed for the term of the loan. The Bank is making contributions to the ESOP which are equal to the principal and interest payment required from the ESOP on the term loans. Unallocated shares purchased with the loan proceeds are pledged as collateral for the term loans and are held in a suspense account for future allocation among participants. Shares released from the suspense account are allocated among the participants on the basis of compensation. ESOP shares pledged as collateral are reported as common stock acquired by ESOP in the consolidated statements of financial condition. As shares are committed to be released from collateral the shares become outstanding for net income per common share computations.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



14.   Benefit Plans (Continued)
      -------------

                                                       2006             2005
                                                    ---------        ---------
             Allocated shares                          37,001           31,626
             Unallocated shares                        16,758           22,133
                                                    ---------        ---------
             Total ESOP shares                         53,759           53,759
                                                    =========        =========
             Fair value of unallocated shares       $ 420,625        $ 411,674
                                                    =========        =========

      Restricted Stock Plans (RSP)
      ----------------------------

      On April 16, 2000 the Bank established a RSP to provide both key employees and outside directors with a proprietary interest in it in a manner designed to encourage such person to remain with the Bank. A total of 21,879 restricted shares were purchased at an average market value of $7.27. Rights to a total of 15,308 shares were issued to the board of directors and two executive officers in 2000. The fair value of these shares was charged to expense over the five year vesting period. At September 30, 2006 and 2005, all shares were vested.

      On September 5, 2002 the Bank established an additional RSP to provide both key employees and outside directors with a proprietary interest in it in a manner designed to encourage such person to remain with the Bank. To fund this plan, the Bank purchased a total of 15,590 restricted shares at a market value of $16. Rights to a total of 15,590 shares were issued to the board of directors, two executive officers and three employees. The fair value of these shares was charged to expense over the four year vesting period. During the year ended September 30, 2005, 3,900 shares vested. At September 30, 2006 and 2005, all shares were vested.

      Stock-based compensation plan
      -----------------------------

      Farnsworth has a stock option plan that provides for the granting of non-qualified stock options. In April 1999, it issued 38,279 options at an exercise price of $7.38 per share to key Bank employees and non-employee members of its Board of Directors. The options vest ratably on the anniversary date over five years. The options expire ten years after the initial grant date. At September 30, 2006 and 2005, a total number of 38,279 options were vested, and none were exercised or forfeited.

      In September 2002, Farnsworth issued 31,177 options at an exercise price of $10.07 per share to key and non-key Bank employees and non-employee members of its Board Directors. The options vest ratably on the anniversary date over three years. The options expire ten years after the initial grant date. At September 30, 2006 and 2005, a total number of 31,177 options were vested, and none were exercised or forfeited.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.   Net (Loss) Income Per Common Share
      ----------------------------------

      Basic net (loss)  income per common  share is  calculated  by dividing net
      (loss) income by the number of shares of common stock outstanding, less shares that have not been committed to be released. Diluted net income per share for 2005 is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally using the treasury stock method. Unexercised stock options to purchase Company's common stock as of September 30, 2006 were excluded in the computation of diluted earnings per share as the computation would be anti-dilutive.

                                                      2006                                         2005
                                     ----------------------------------------    ------------------------------------------
                                                      Weighted        Per-                         Weighted        Per-
                                                      Average        Share                         Average         Share
                                        Loss           Shares        Amount         Income          Shares        Amount
                                     ------------    -----------    ---------    -------------    -----------    ----------
         Net (loss) income
           available to Common
           Shareholders                $ (245,855)       650,530                    $ 335,967         638,802
         ESOP shares, not
           committed to be
           released                                      (12,219)                                     (19,498)
         RSP shares                                                                                    (2,761)
                                      -------------    -----------    ---------    -------------   ------------    ----------
         Basic earnings per share        (245,855)       638,311        ($.39)        335,967         616,543           $.54
         Common stock
           equivalents                                                                                 36,247
                                      -------------    -----------    ---------    -------------   ------------    ----------
         Diluted earnings
           per share                   $ (245,855)       638,311        ($.39)      $ 335,967         652,790           $.51
                                      =============    ===========    =========    =============   ============    ==========


16.   Regulatory Capital Requirement
      ------------------------------

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      The  Office  of  Thrift   Supervision   ("OTS")  has  prescribed   capital
      requirements which include three separate measurements of capital adequacy: a leverage-ratio capital standard ("core"), a tangible capital standard and a risk-based capital standard (collectively known as the "Capital Rule"). The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% of its adjusted total assets and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain risk-based capital equal to at least 8.0% of its risk-weighted assets.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



16.   Regulatory Capital Requirement (Continued)
      ------------------------------

      The Bank at September 30, 2006 and 2005 meets the regulatory risk based capital, Tier 1 capital, core capital and tangible capital requirements as summarized below:

                                                                                            To Be Well
                                                                  For Capital            Capitalized Under
                                           Actual              Adequacy Purposes         Prompt Corrective
                                     ------------------        -----------------         -----------------
                                      Amount    Ratio           Amount    Ratio           Amount    Ratio
                                      ------   -------         -------   -------          ------  --------
             As of September 30,
             2006:
               Risk-based capital    $ 9,080    13.92%         $ 5,218     8.00%         $ 6,522   10.00%
               Tier 1 capital          8,439    12.94%             N/A      N/A            3,913    6.00%
               Core capital            8,439     7.89%           4,278     4.00%           6,417    5.00%
               Tangible capital        8,439     7.89%           1,604     1.50%             N/A     N/A

             As of September 30,
             2005:
               Risk-based capital    $ 8,651    14.11%         $ 4,904     8.00%         $ 6,130   10.00%
               Tier 1 capital          8,120    13.25%             N/A      N/A            3,678    6.00%
               Core capital            8,120     7.84%           4,143     4.00%           5,179    5.00%
               Tangible capital        8,120     7.84%           1,554     1.50%             N/A     N/A

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes increased requirements on the operations of financial institutions and mandated the development of regulations designed to empower regulators to take prompt corrective action with respect to institutions that fall below certain capital standards. FDICIA stipulates that an institution with less than 4% core capital is deemed to be undercapitalized. Quantitative measures established by FDICIA to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

      As of September 2006, the date of the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain risk based capital, Tier I capital and core capital ratios of 10%, 6%, and 5%, respectively. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

      Management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank could adversely affect its future minimum capital requirements.

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



17.   Parent Only Financial Information
      ---------------------------------

      The earnings of the subsidiaries are recognized by Farnsworth using the equity method of accounting. Accordingly, the earnings of the subsidiaries are recorded as increases in Farnsworth's investment in subsidiaries. The following are the condensed financial statements for Farnsworth (parent company only) as of September 30, 2006 and 2005 and for the years then ended.

          Statement of Financial Condition       2006                2005
                                             -----------         -----------
          Assets
            Cash                             $   637,372         $ 1,111,770
            ESOP loan receivable                 199,669             247,307
            Investment in subsidiaries         8,006,288           7,838,874
            Other assets                          76,993              67,292
                                             -----------         -----------
            Total assets                     $ 8,920,322         $ 9,265,243
                                             ===========         ===========

          Liabilities
            Accrued expenses                 $    71,859         $    28,472
                                             -----------         -----------
            Total liabilities                     71,859              28,472

            Stockholders' equity               8,848,463           9,236,771
                                             -----------         -----------
            Total liabilities and
              stockholders' equity           $ 8,920,322         $ 9,265,243
                                             ===========         ===========

                                                 2006                2005
                                             -----------         -----------

            Income from subsidiaries         $   249,753         $   412,134
            Interest income                       52,301              40,113
                                             -----------         -----------
            Total income                         302,054             452,247

            Merger expense                       449,167
            Stock transfer fees                   12,464               4,101
            Professional fees                    105,502             121,205
            Other                                 10,776              29,453
                                             -----------         -----------
            Total expenses                       577,909             154,759

           (Loss) income before
              income taxes                      (275,855)            297,488
            Income tax benefit                    30,000              38,479
                                             -----------         -----------
            Net (loss) income                $  (245,855)        $   335,967
                                             ===========         ===========

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.    Parent Only Financial Information (Continued)
       ---------------------------------------------

       Statement of Cash Flows                                                   2006           2005
                                                                             -----------    -----------
         Cash flows from operations activities:
           Net (loss) income                                                 $  (245,855)   $   335,967
         Adjustments to reconcile net (loss) income to net cash
             used in operating activities:

                  Increase in accrued expenses                                    43,387          1,998
                  Equity in undistributed earnings of subsidiaries              (244,814)    (1,412,134)
                  Decrease (increase) in other assets                             (9,701)        31,138
                                                                             -----------    -----------

                      Net cash used in operating activities                     (456,983)    (1,043,031)
                                                                             -----------    -----------
         Cash flows from investing activities:
           Repayment of ESOP loan                                                 47,638         46,201
           Proceeds of ESOP loan                                                       -       (172,500)
                                                                             -----------    -----------
                       Net cash provided by (used in) investing activities        47,638       (126,299)
                                                                             -----------    -----------
         Cash flows from financing activities:
         Issuance of stock                                                                    1,978,323
         Dividends                                                               (65,053)       (65,031)
                                                                             -----------    -----------
                      Net cash provided by (used in) financing activities        (65,053)     1,913,292
                                                                             -----------    -----------
       Net (decrease) increase in cash                                          (474,398)       743,962
       Cash - beginning                                                        1,111,770        367,808
                                                                             -----------    -----------
       Cash - ending                                                         $   637,372    $ 1,111,770
                                                                             ===========    ===========

18.   Recent Developments
      -------------------

      On June 23, 2006, Farnsworth, Sterling Banks, Inc. and Sterling Bank, a New Jersey chartered commercial bank ("Sterling"), entered into an Agreement and Plan of Merger (the "Agreement"). Under the Agreement,
      Farnsworth   will  merge  with  and  into   Sterling   Banks,   Inc.   (In
      Organization), the proposed bank holding company for Sterling (the "Merger"), in exchange for 2.3625 shares of Sterling Bank, Inc.'s common stock, or $27.50 in cash, or a combination of cash and stock, and at the election of Farnsworth's stockholders, subject to an overall mix of 50 percent stock and 50 percent cash. The Merger is valued at approximately $19.1 million. Sterling will be the surviving bank in the Merger. The Agreement and the transactions contemplated thereby are subject to the approval of the stockholders of Farnsworth, and the receipt of all required regulatory approvals, as well as other customary conditions. The Merger is currently expected to be completed during the first quarter of calendar year 2007, although no assurances can be given as to whether or when the Merger will be consummated.

19.   Fourth Quarter Adjustments (Unaudited)
      --------------------------------------

      Year end adjustments, which affected the results of operations for the fourth quarter of 2006, relating principally to merger expenses, resulted in fourth quarter losses of $212,000, which is $.33 per share. Had the adjustments been reported in prior quarters, results of operations for the fourth quarter would have been a net loss of $244,000, which is $.38 per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2006.

                                     FARNSWORTH BANCORP, INC.


                                     By:  /s/Gary N. Pelehaty
                                          --------------------------------------
                                          Gary N. Pelehaty
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 2006.


/s/Gary N. Pelehaty                                  /s/Charles Alessi
-------------------------------------                ----------------------------------------
Gary N. Pelehaty                                     Charles Alessi
President and Chief Executive Officer                Vice President, Chief Financial Officer,
Secretary (Principal Executive Officer)              and Treasurer (Principal Accounting and
                                                     Financial Officer)


/s/Joseph H. Kelly                                   /s/George G. Aaronson, Jr.
-------------------------------------                ----------------------------------------
Joseph H. Kelly                                      George G. Aaronson, Jr.
Director                                             Director

/s/G. Edward Koenig, Jr.                             Edgar N. Peppler
-------------------------------------                ----------------------------------------
G. Edward Koenig, Jr.                                Edgar N. Peppler
Director                                             Director

/s/William H. Wainwright, Jr.                        /s/Charles E. Adams
-------------------------------------                ----------------------------------------
William H. Wainwright, Jr.                           Charles E. Adams
Director                                             Director


/s/John J. Maley, Jr.                                /s/Coby M. Frier
-------------------------------------                ----------------------------------------
John J. Maley, Jr.                                   Coby M. Frier
Director                                             Director