Form 10QSB/A
period 2006-06-30
FARNSWORTH BANCORP INC
filed 2007-01-10
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                  FORM 10-QSB/A

(Mark One)
-------
   X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

-------
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------           EXCHANGE ACT OF 1934

                  For the transition period from __________to__________.

                           Commission File No. 0-24621

                           Farnsworth Bancorp, Inc.                            .
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


New Jersey                                                      22-3591051     .
---------------------------------------------               ----------------
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

                                   YES  X .      NO
                                       ---          ---

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

                                   YES           NO   X
                                       ---          ---

    Number of shares of Common Stock outstanding as of July 31, 2006: 650,530
                                                                      -------
            Transitional Small Business Disclosure Format (check one)

                                   YES    .      NO  X .
                                       ---          ---

                                Explanatory Note



         This Form 10-QSB/A is being filed to revise and correct the Company's results of operations and financial condition at and for the period ended June 30, 2006 to appropriately account for the expenses incurred by the Company during such period in connection with the previously-announced pending merger with Sterling Banks, Inc. and Sterling Bank (the "Merger"). Previously, the Company had not been expensing costs incurred in connection with the Merger. This amendment to the Company's Quarterly Report on Form 10-QSB reflects the impact of such Merger expenses on the Company's results of operations and financial condition for the periods presented.


                                    Contents


PART 1 - FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                 -------
Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at June 30, 2006
           (unaudited) and September 30, 2005 (audited)............................................  1

           Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2006, and 2005 (unaudited)...............................  2

           Consolidated Statements of Cash Flows for the nine months ended
           June 30, 2006 and 2005 (unaudited)......................................................  3

           Notes to Unaudited Consolidated Interim Financial Statements............................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  6

Item 3.    Controls and Procedures.................................................................  9

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

Item 5.    Other Information....................................................................... 10

Item 6.    Exhibits ............................................................................... 10

Signatures ........................................................................................ 11

Certifications..................................................................................... 12


                                       FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                JUNE 30,     SEPTEMBER 30,
                                                                 2006             2005
                                                            -------------    -------------
ASSETS                                                        (UNAUDITED)        (AUDITED)
Cash and due from banks                                     $   8,946,270    $  10,278,409
Securities available for sale                                  19,699,623       19,418,925
Securities held to maturity                                       663,291          969,864
Loans receivable, net                                          73,955,490       70,005,215
Accrued interest receivable                                       448,086          438,935
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                206,800          520,200
Deferred income taxes                                             795,986          216,990
Premises and equipment                                          2,139,544        2,211,706
Other assets                                                      214,970           85,247
                                                            -------------    -------------

         Total assets                                       $ 107,070,060    $ 104,145,491
                                                            =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $  96,834,354    $  93,583,060
Borrowings from FHLB                                              532,045          654,696
Advances by borrowers for taxes and insurance                     301,115          404,956
Accrued income taxes                                              189,386           26,586
Accrued interest payable                                          111,483           84,606
Accounts payable and other accrued
  expenses                                                        365,012          154,816
                                                            -------------    -------------

         Total liabilities                                     98,333,395       94,908,720
                                                            -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,693 shares issued, at June 30 2006 and September
  30, 2005; shares outstanding 650,530 and 650,316 at
  June 30, 2006 and September 30, 2005 respectively                66,270           66,270
Additional paid in capital                                      8,483,529        8,481,669
Retained earnings substantially restricted                      1,316,896        1,339,579
Treasury stock at cost 12,163 shares at June 30, 2006
 and 12,382 shares at September 30, 2005                         (118,521)        (120,658)
Common stock aquired by
 employee stock ownership plan (ESOP)                            (222,896)        (240,021)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                    (788,613)        (290,068)
                                                            -------------    -------------

         Total stockholders' equity                             8,736,665        9,236,771
                                                            -------------    -------------

         Total liabilities and
          stockholders' equity                              $ 107,070,060    $ 104,145,491
                                                            =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,                       JUNE  30,
                                                      2006           2005           2006           2005
                                                  -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                                $ 1,249,417    $ 1,158,299    $ 3,736,233    $ 3,448,205
  Securities                                          242,051        222,702        738,141        646,107
  Federal funds sold                                   76,485         48,194        198,878        118,171
                                                  -----------    -----------    -----------    -----------
        Total interest income                       1,567,953      1,429,195      4,673,252      4,212,483
                                                  -----------    -----------    -----------    -----------
Interest expense:
  Deposits                                            653,532        484,168      1,827,422      1,357,119
  Federal Home Loan Bank advances                       8,068         10,456         26,027         33,086
                                                  -----------    -----------    -----------    -----------
        Total interest expense                        661,600        494,624      1,853,449      1,390,205
                                                  -----------    -----------    -----------    -----------
Net interest income                                   906,353        934,571      2,819,803      2,822,278

Provision for loan losses                              28,146          8,930        118,146         75,821
                                                  -----------    -----------    -----------    -----------
        Net interest income after
          provision for loan losses                   878,207        925,641      2,701,657      2,746,457
                                                  -----------    -----------    -----------    -----------
Noninterest income:
  Fees and other service charges                       52,540         57,473        185,733        203,095
  Net realized gain on available for sale:
   Loans                                                 --            7,838          1,526         16,146
   Securities                                            --            4,162          5,859         15,921
                                                  -----------    -----------    -----------    -----------
        Total noninterest income                       52,540         69,473        193,118        235,162
                                                  -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and benefits                           513,524        464,882      1,455,786      1,363,497
  Occupancy and equipment                             112,062        116,270        364,481        391,951
  Merger expenses                                     167,326           --          167,326           --
  Professional fees                                    41,857         72,901        191,736        184,073
  Service fees                                         76,078         75,759        222,514        163,478
  Other                                                81,364        113,534        283,762        365,359
                                                  -----------    -----------    -----------    -----------
        Total noninterest expense                     992,211        843,346      2,685,605      2,468,358
                                                  -----------    -----------    -----------    -----------
(Loss) Income before provision for income
  tax expense                                         (61,464)       151,768        209,170        513,261
Provision for income tax expense                       51,000         63,000        166,800        207,800
                                                  -----------    -----------    -----------    -----------
        Net (loss) income                            (112,464)        88,768         42,370        305,461

Other Comprehensive (loss) Income, net of taxes
  Unrealized loss on Securities
   Available for Sale                                (183,683)       283,146       (495,030)        (9,793)
  Reclassification adjustments for gains
    included in net income                               --           (2,497)        (3,515)        (9,553)
                                                  -----------    -----------    -----------    -----------

Comprehensive (loss) income                       $  (296,147)   $   369,417    $  (456,175)   $   286,115
                                                  ===========    ===========    ===========    ===========
Net (loss) income  per common share:
  Basic                                           $     (0.18)   $      0.14    $      0.07    $      0.52
  Diluted                                         $     (0.18)   $      0.13    $      0.06    $      0.50

Weighted average number of shares
  outstanding during the period:
  Basic                                               627,732        621,317        627,732        585,217
  Diluted                                             627,732        659,440        669,622        616,969

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          NINE MONTHS ENDED JUNE 30
                                                            2006            2005
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $     42,370    $    305,461
                                                        ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                            111,773         127,818
    Stock compensation                                        21,122          83,770
    Provision for loan losses                                118,146          75,821
    Net gain on sale of AFS securities                        (5,859)        (15,921)
    Net gain loans sold                                       (1,526)        (16,146)
 Change in:
   Accrued interest receivable                                (9,151)         33,463
   Other assets                                             (129,723)         26,628
   Advances from borrowers                                  (103,841)         82,441
   Accrued and deferred income taxes                         (83,832)       (146,194)
   Accrued interest payable                                   26,877          14,468
   Other accrued liabilities                                 210,196           2,080
                                                        ------------    ------------

         Total adjustments                                   154,182         268,228
                                                        ------------    ------------

         Net cash provided by operating
          activities                                         196,552         573,689
                                                        ------------    ------------
Cash flows from investing activities:

  Net increase in loans receivable                        (4,068,421)     (3,405,424)
  Redemption of securities, held to maturity               1,787,947         537,268
  Redemption of securities, available for sale               872,418       2,208,617
  Purchase of securities, held to maturity                (1,481,374)     (1,997,517)
  Proceeds from sale of securities available for sale      4,926,328      10,365,596
  Purchase of securities, available for sale net          (6,902,968)    (12,444,661)
  Redemption of FHLB stock                                   313,400         (22,710)
  Purchase of premises and equipment                         (39,611)        (30,000)
                                                        ------------    ------------
         Net cash used in investing
           activities                                     (4,592,281)     (4,788,831)
                                                        ------------    ------------
Cash flows from financing activities:
  Net increase  in deposits                                3,251,294       6,423,058
  Repayment of  Federal Home Loan Bank Borrowings           (122,651)       (115,626)
  Proceeds from sale of stock, net                              --         1,785,691
  Dividends paid                                             (65,053)        (65,030)
                                                        ------------    ------------
         Net cash provided by financing
           activities                                      3,063,590       8,028,093
                                                        ------------    ------------

Net change in cash                                        (1,332,139)      3,812,951

Cash at beginning of period                               10,278,409       6,009,330
                                                        ------------    ------------
Cash at end of period                                   $  8,946,270    $  9,822,281
                                                        ============    ============
Supplemental disclosure:
  Cash paid during the period for:
    Interest                                            $  1,880,326    $  1,375,737
                                                        ============    ============
    Income taxes                                        $    250,750    $    285,000
                                                        ============    ============
  Unrealized loss  on securities available
    for sale, net of deferred income taxes              $   (498,545)   $    (19,346)
                                                        ============    ============
Non cash items
  Common stock aquired by Restricted Stock Plan                         $     20,131
                                                                        ============
   Loan to ESOP                                                         $    172,500
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

NOTE 2.  Net (Loss) Income Per Common Share
         ----------------------------------

Basic net (loss) income per common share is calculated by dividing net (loss) income by the number of shares of common stock outstanding, less shares that have not been committed to be released. Diluted net (loss) income per share for 2005 is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method. Unexercised stock options to purchase Company common stock for the three months ended June 30, 2006 were excluded in the computation of diluted earnings per share as the computation would be anti-dilutive.

                                                    For the three months ended June 30
                                                    ----------------------------------

                                             2006                              2005
                                             ----                              ----
                                             Weighted    Per-                  Weighted    Per-
                                             Average     Share                 Average     Share
                                  Income     Shares      Amount    Income       Shares     Amount
                                  ------     ------      ------    ------       ------     ------
Net (loss) income available
To common shareholders          $(112,464)   650,530               $88,768       650,311

ESOP Shares, not
Committed to be released                     (22,798)                            (27,508)

RSP Shares                                                                        (1,486)
                                ---------    -------     ------    -------       -------   ------
Basic (loss) income per share    (112,464)   627,732     $(0.18)   $88,768       621,317   $ 0.14
Common Stock equivalents                                                          38,123
                                ---------    -------     ------    -------       -------   ------

Diluted (loss) income per share $(112,464)   627,732     $(0.18)   $88,768       659,440   $ 0.13
                                =========    =======     ======    =======       =======   ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report of Form 10-QSB/A), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Financial Condition

         Total assets were $107.1 million at June 30, 2006, an increase of $2.9 million compared to $104.1 million at September 30, 2005. The increase was due to an increase in loans receivable net of $4.0 million and an increase in deferred taxes of $579,000, partially offset by a decrease in cash and due from banks of $1.3 million. The Company's total liabilities increased by $3.4 million to $98.3 million at June 30, 2006 compared to $94.9 million at September 30, 2005, the increase was primarily due to an increase in deposits .

         Stockholders' equity was $8.7 million or 8.2% of total assets at June 30, 2006, as compared to $9.2 million or 8.9% of total assets at September 30, 2005. The decrease in stockholders' equity is primarily attributable to an increase in the unrealized depreciation on available for sale securities net of taxes of $498,000 and dividends paid of $65,000, partially offset by net income of $42,000.

Results of Operations

         Net Income. The Company's net income decreased $201,000 for the quarter ended June 30, 2006 to a net loss of $112,000 as compared to net income of $89,000 for the quarter ended June 30, 2005. The decrease in net income was mostly attributable to merger expenses of $167,000, a decrease in net interest income after provisions for loan losses of $48,000, and a decrease in non-interest income of $16,000 partially offset by a decrease in other non-interest expense of $18,000 (excluding the impact of Merger expenses) and a decrease in provision for income taxes of $12,000. For the nine months ended June 30, 2006, net income decreased $263,000 to $42,000 from net income of $305,000 for the same period in 2005 which was attributable to the same factors discussed with respect to the quarterly period.

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

         Net interest income after provision for loan losses decreased $48,000, or 5.2%, to $878,000 for the quarter ended June 31, 2006 as compared to $926,000 for the quarter ended June 30, 2005. The decrease resulted from an increase in interest expenses of $167,000 and an increase in the provision for loan losses of $9,000 partially offset by an increase in interest income of $139,000. Net interest income after provision for loan losses for the nine months ended June 30, 2006 was $2.7 million, which was comparable to the same period in 2005.

         Provision for Loan Losses. Provision for loan losses was $28,000 for the three months ended June 30, 2006, compared to $9,000 for the three months ended June 31, 2005. The increase reflects management's assessment of the credit risks in the loan portfolio and the level of charge-offs and non-performing loans. For the nine months ended June 30, 2006, the provision for loan losses was $118,000 compared to $76,000 for the same period in 2005.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Non-Interest Income. Non-interest income decreased $16,000 or 23.2% to $53,000 for the quarter ended June 30, 2006 from $69,000 for the same quarter in 2005. The decrease was partially due to a decrease in fees and other charges of $5,000 and a decrease in gains on sale of securities and loans available for sale of $11,000 compared to the same period in 2005. For the nine months ended June 30, 2006, non-interest income decreased 425,000 compared to the same period in 2005.

         Non-Interest Expense. Non-interest expense increased $149,000 to $992,000 for the quarter ended June 30, 2006 compared to $843,000 for the quarter ended June 30, 2005. The increase was due to Merger expenses of $167,000 and an increase in compensation and benefits of $48,000 partially offset by a decrease in professional fees of $31,000 and a decrease in other expenses of $33,000. For the nine months ended June 30, 2006 non-interest expense increased by $217,000 compared to the same period in 2005. The increase in the nine months was due to an increase in compensation and benefits of $93,000 and an increase of $89,000 in professional fees and Merger expenses of $167,000 , partially offset by a decrease in occupancy and equipment of $28,000 a decrease in service fees of $17,000 and a decrease in other expenses of $163,000.

         Income Tax Expense. Income tax expense decreased by $12,000 for the quarter ended June 30, 2006 compared to $63,000 for the quarter ended June 30, 2005. This decrease attributed to the decrease in taxable income of $46,000. For the nine months ended June 30, 2006, income tax expense decreased by $41,000 due to the decrease in taxable income.

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

         Net cash provided by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the nine months ended June 30, 2006 was $197,000, a decrease of $377,000 compared to the same period in 2005. The decrease in 2006 was primarily due to a decrease in net income of $263,000, a change in advances from borrowers of $185,000 and a change in other assets of $156,000 and a decrease in stock compensation of $63,000.

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

         Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2006, with tangible, core and risk based capital ratios of 7.85%, 7.85% and 13.18%, respectively.

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

         (b)......Changes in internal control over financial  reporting.  During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                        FARNSWORTH BANCORP, INC.


Date: January 10, 2007        By:   /s/Gary N. Pelehaty
                                    --------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: January 10, 2007         By:  /s/Charles Alessi
                                    --------------------------------------------
                                    Charles Alessi
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)