Form 10QSB
period 2006-12-31
FARNSWORTH BANCORP INC
filed 2007-02-12
CIK 1063568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

(MARK ONE)
----
X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2006
                                      -----------------

                                       OR

----
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

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

                               YES    X        NO
                                   -------         ------

INDICATE BY CHECK MARK WHETHER THE  REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT    YES              NO    X
                                      -------         ------

Number of shares of Common Stock outstanding as of February 2, 2007:  650,530
                                                                      -------

            Transitional Small Business Disclosure Format (check one)

                               YES             NO    X
                                   -------         ------

                                    CONTENTS
                                    --------

PART 1 - FINANCIAL INFORMATION                                                                    Page(s)
                                                                                                  -------
Item 1.    Financial Statements
           Consolidated Statements of Financial Condition at December 31, 2006
           (unaudited) and September 30, 2006 (audited)............................................   1

           Consolidated Statements of Income and Comprehensive Income for the three
           months ended December 31, 2006, and 2005 (unaudited)....................................   2

           Consolidated Statements of Cash Flows for the three months ended
           December 31, 2006 and 2005 (unaudited)..................................................   3

           Notes to Financial Statements...........................................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................   6

Item 3.    Controls and Procedures.................................................................   8

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................   9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................   9

Item 3.    Defaults upon Senior Securities.........................................................   9

Item 4.    Submission of Matters to a Vote of Security Holders.....................................   9

Item 5.    Other Information.......................................................................   9

Item 6.    Exhibits ...............................................................................   9

Signatures ........................................................................................  10

Certifications.....................................................................................  11

                    FARNSWORTH BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      2006           2006
                                                               -------------    -------------
ASSETS                                                           (UNAUDITED)     (AUDITED)

Cash and due from banks                                        $  10,268,957    $   9,248,363
Securities available for sale                                     20,718,950       19,962,480
Securities held to maturity                                          155,675          161,862
Loans receivable, net                                             74,968,658       73,894,943
Accrued interest receivable                                          488,743          481,452
Federal Home Loan Bank of New York (FHLB) stock
  at cost substantially restricted                                   202,600          204,700
Prepaid income taxes                                                 318,065          374,919
Deferred income taxes                                                241,271          202,141
Premises and equipment                                             2,063,325        2,100,403
Other assets                                                         111,061           94,938
                                                               -------------    -------------
         Total assets                                          $ 109,537,305    $ 106,726,201
                                                               =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                       $  99,834,699    $  96,844,712
Borrowings from FHLB                                                 447,212          489,941
Advances by borrowers for taxes and insurance                        212,353          215,480
Accrued interest payable                                             157,257          130,637
Accounts payable and other accrued
  expenses                                                           157,207          196,968
                                                               -------------    -------------
         Total liabilities                                       100,808,728       97,877,738
                                                               -------------    -------------

Preferred stock $.10 par value, 1,000,000
  shares authorized; none issued and
  outstanding
Common stock $.10 par value, 5,000,000 shares authorized;
  662,698 shares issued, at December 31, 2006 and September
  30, 2006; shares outstanding 650,535 at  December 31, 2006
   and September 30, 2006 respectively                                66,270           66,270
Additional paid in capital                                         8,483,529        8,483,529
Retained earnings substantially restricted                           893,748        1,028,671
Treasury stock at cost 12,163 shares at December 31, 2006
 and  September 30, 2006                                            (118,521)        (118,521)
Common stock aquired by
 employee stock ownership plan (ESOP)                               (187,131)        (192,411)
Accumulated other comprehensive income , unrealized
 depreciation on available for sale securities,
 net of taxes                                                       (409,318)        (419,075)
                                                               -------------    -------------
         Total stockholders' equity                                8,728,577        8,848,463
                                                               -------------    -------------
         Total liabilities and
          stockholders' equity                                 $ 109,537,305    $ 106,726,201
                                                               =============    =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                         AND COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                        2006            2005
                                                     -----------    -----------
Interest income:
  Loans receivable                                   $ 1,282,405    $ 1,260,569
  Securities                                             246,219        228,917
  Federal funds sold                                      95,591         63,807
                                                     -----------    -----------
        Total interest income                          1,624,215      1,553,293
                                                     -----------    -----------

Interest expense:
  Deposits                                               832,742        576,395
  Federal Home Loan Bank advances                          6,821          9,280
                                                     -----------    -----------
        Total interest expense                           839,563        585,675
                                                     -----------    -----------

Net interest income                                      784,652        967,618

Provision for loan losses                                     --         30,000
                                                     -----------    -----------

        Net interest income after
          provision for loan losses                      784,652        937,618
                                                     -----------    -----------

Noninterest income:
  Fees and other service charges                          55,752         70,057
  Net realized gain on available for sale:
    Securities                                             3,125          5,156
                                                     -----------    -----------
        Total noninterest income                          58,877         75,213
                                                     -----------    -----------

Noninterest expense:
  Compensation and benefits                              496,043        465,748
  Occupancy and equipment                                126,860        126,860
  Professional fees                                       24,444         77,033
  Service fees                                            76,085         66,257
  Merger expenses                                        121,032
  Other                                                   90,361        112,259
                                                     -----------    -----------
        Total noninterest expense                        934,825        848,157
                                                     -----------    -----------

(Loss) Income  before provision for income
  tax expense                                            (91,296)       164,674
Provision for income tax expense                          11,100         74,500
                                                     -----------    -----------
        Net (loss) income                               (102,396)        90,174

Other comprehensive income (loss), net of taxes
  Unrealized gain (loss) on securities
  available for sale                                      11,632       (108,045)
  Reclassification adjustments for gains
   included in net income                                 (1,875)        (3,094)
                                                     -----------    -----------
Comprehensive  loss                                  $   (92,639)   $   (20,965)
                                                     ===========    ===========

Net (loss) income  per common share:
  Basic                                              $     (0.16)   $      0.14
  Diluted                                            $     (0.16)   $      0.14

Weighted average number of shares
 outstanding during the period:
  Basic                                                  632,900        627,732
  Diluted                                                632,900        667,179

                        SEE NOTES TO FINANCIAL STATEMENTS

                    FARNSWORTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         THREE MONTHS ENDED DECEMBER 31

                                                                   2006            2005
                                                               ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                            $   (102,396)   $     90,174
                                                               ------------    ------------

  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                                    38,065          36,903
    Stock compensation                                                5,280          13,244
    Provision for loan losses                                          --            30,000
    Net gain on sale of AFS securities                               (3,125)         (5,156)
   Change in:
     Accrued interest receivable                                     (7,291)         15,868
     Other assets                                                   (16,123)        (27,230)
     Advances from borrowers                                         (3,127)       (117,083)
     Accrued and deferred income taxes                               11,219        (103,602)
     Accrued interest payable                                        26,620          18,263
     Other accrued liabilities                                      (39,761)          8,712
                                                               ------------    ------------

         Total adjustments                                           11,757        (130,081)
                                                               ------------    ------------

         Net cash used in operating
          activities                                                (90,639)        (39,907)
                                                               ------------    ------------

Cash flows from investing activities:

  Net change in loans receivable                                 (1,073,715)     (1,832,942)
  Redemption of securities, held to maturity                          6,187         198,449
  Redemption of securities, available for sale                      261,670         250,624
  Proceeds from sale of securities available for sale             2,961,562       3,931,562
  Purchase of securities, available for sale net                 (3,960,315)     (5,906,570)
  Redemption of FHLB stock                                            2,100         348,800
  Purchase of premises and equipment                                   (987)         (7,408)
                                                               ------------    ------------

         Net cash used in investing activities                   (1,803,498)     (3,017,485)
                                                               ------------    ------------


Cash flows from financing activities:
  Net change  in deposits                                         2,989,987         (50,639)
  Repayment of  Federal Home Loan Bank Borrowings                   (42,729)        (40,283)
  Dividends paid                                                    (32,527)        (32,526)
                                                               ------------    ------------

         Net cash provided by (used in) financing activities      2,914,731        (123,448)
                                                               ------------    ------------

Net change in cash                                                1,020,594      (3,180,840)

Cash at beginning of period                                       9,248,363      10,278,409
                                                               ------------    ------------
Cash at end of period                                          $ 10,268,957    $  7,097,569
                                                               ============    ============

Supplemental disclosure:
  Cash paid during the period for:
    Interest                                                   $    812,943    $    567,412
                                                               ============    ============
    Income taxes                                               $         --    $    125,750
                                                               ============    ============

Non cash items:
  Unrealized gain (loss)  on securities available
    for sale, net of deferred income taxes                     $      9,757    $   (111,139)
                                                               ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     FARNSWORTH BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION
         -------------------------------------

The accompanying unaudited consolidated interim financial statements include the accounts of Farnsworth Bancorp, Inc. (the "Company") and its subsidiaries Peoples Savings Bank (the "Bank") and Peoples Financial Services, Inc. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are considered necessary to report fairly the financial position as of December 31, 2006, the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2006 and 2005, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire year ending September 30, 2007, or for any other period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's September 30, 2006 consolidated financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

NOTE 2.  NET (LOSS) INCOME PER COMMON SHARE
         ----------------------------------

Basic net income per common share is calculated by dividing net income by the number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank's restricted stock plan ("RSP"). Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method. Common Stock equivalents of the Company's common stock as of December 31, 2006 were excluded in the computation of diluted earnings per share as the computation would be anti-dilutive.

                                          For the three months ended December 31
                            ------------------------------------------------------------------------
                                         2006                                2005
                                         ----                                ----

                                       Weighted      Per-                  Weighted         Per-
                                       Average       Share                 Average          Share
                            Income     Shares        Amount     Income       Shares         Amount
                            ------     ------        ------     ------       ------         ------
Net income available
To common shareholders      $(102,396)   650,535                  $90,174      650,535

ESOP Shares, not
Committed to be released                 (17,635)                              (22,803)
                             -----------------------------------------------------------------------
Basic (Loss) net income      (102,396)   632,900      $(0.16)     $90,174      627,723         $0.14
Common Stock equivalents                                                        39,447
                             -----------------------------------------------------------------------
Diluted
Net (Loss) income per share $(102,396)   632,900      $(0.16)     $90,174      667,179         $0.14
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

RECENT DEVELOPMENTS

         On June 23, 2006, the Company, Sterling Banks, Inc. and Sterling Bank, a New Jersey chartered commercial bank ("Sterling"), entered into an Agreement and Plan of Merger (the "Agreement"). Under the Agreement, the Company will merge with and into Sterling Banks, Inc. (In Organization), the proposed bank holding company for Sterling (the "Merger"), in exchange for 2.3625 shares of Sterling Bank's, Inc., common stock, or $27.50 in cash, or a combination of cash and stock, and at the election of the Company's Farnsworth stockholders, subject to an overall mix of 50 percent stock and 50 percent cash. The Merger is valued at approximately $19.1 million. Sterling will be the surviving bank in the Merger. The Agreement and the transactions contemplated thereby have been approved by the stockholders of the Company. The company is awaiting for all required regulatory approvals, as well as other customary conditions. The Merger is expected to be completed during the first quarter of 2007. For more information regarding the Agreement and the Merger, please refer to the Company's Current Report on Form 8-K, dated June 23, 2006, as filed with the SEC on June 26, 2006.

FINANCIAL CONDITION

         Total assets increased $2.8 million to $109.5 million at December 31, 2006 from $106.7 million at September 30, 2006. The increase was attributed to an increase in cash and due from banks of $1.0 million, an increase in securities available for sale of $756,000 and an increase in loan receivable net of $1.1 million. The Company's total liabilities increased $2.9 million to $100.8 million at December 31,

2006 from $97.9 million at September 30, 2006. The increase in liabilities was attributable to an increase in deposits of $2.9 million.

     Stockholders' equity was $8.7 million or 8.0% of total assets at December 31, 2006, as compared to $8.8 million or 8.3% of total assets at September 30, 2006. The decrease in stockholders' equity is primarily attributable to a net loss of $102,000 and dividends paid of $33,000.

RESULTS OF OPERATIONS

     NET LOSS. The Company's net income decreased $192,000 for the quarter ended December 31, 2006 a net loss of $102,000 from net income of $90,000 for the quarter ended December 31, 2006. The decrease in net income was mostly attributable to a decrease in net interest income after provisions for loan losses of $153,000, merger expenses of $121,000 partially offset by a decrease in income taxes of $64,000.

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

     Net interest income after provision for loan losses decreased $153,000, or 16.3%, to $785,000 for the quarter ended December 31, 2006 as compared to $938,000 for the quarter ended December 31, 2005. The decrease was primarily due to an increase in interest expense of $254,000 partially offset by an increase in interest income of $71,000 and a decreases in provisions for loan losses of $30,000. The Company's cost of funds increased as a result of higher market interest rates.

     PROVISION FOR LOAN LOSSES. No provision for loan losses was provided for the three months ended December 31, 2006, compared to $30,000 for the three months ended December 31, 2005.

     Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

     NON-INTEREST INCOME. Non-interest income decreased $16,000 or 75.0% to $59,000 for the quarter ended December 31, 2006 from $75,000 for the same quarter in 2005. The decrease was due to a decrease in deposit fees of $14,000.

     NON-INTEREST EXPENSE. Non-interest expense increased $87,000 or 10.25% to $935,000 for the quarter ended December 31, 2006 compared to $848,000 for the same quarter in 2005. The increase in the Company's non-interest expense was primarily due to merger expenses of $121,000 partially offset by a decrease in professional fees of $53,000 and a decrease in other expenses of $22,000.

     INCOME TAX EXPENSE. Income tax expense decreased by $64,000 for the quarter ended December 31, 2006 to $11,000 compared to $75,000 for the same period in 2005. This change was due to the decrease in net income for the quarter ended December 31, 2006.

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

     Net cash used by the Company's operating activities (the cash effects of transactions that enter into the Company's determination of net income e.g., non-cash items, amortization and depreciation, provision for loan losses) for the three months ended December 31, 2006 was $91,000, an increase of $51,000 compared to the same period in 2005. The increase in 2006 was primarily attributable to a net loss of $102,000 partially offset by accrued and deferred income taxes of $115,000 and a decrease in provisions for loan losses of $30,000.

     Net cash used by the Company's investing activities (i.e., cash disbursements, primarily for the purchase of the Company's investment securities and mortgage-backed securities portfolios and the Company's loan portfolio) for the three months ended December 31, 2006, totaled $1.8 million. This was a decrease of $1.1 million from the quarter ended December 31, 2005. The use is attributable to funding loans receivable net of $1.1 million and purchase of available for sale securities of $4.0 million net, partially offset by redemptions and proceeds from sale of securities available for sale of $3.2 million.

     Net cash provided by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net decreases in FHLB advances) for the three months ended December 31, 2006, totaled $2.9 million, compared to cash used by financing activities of $123,000 for the same period in 2005. The increase is attributable to an increase in deposits of $3.0 million, for the quarter ended December 31, 2006 compared to a decrease of $51,000 from the same period in 2005.

     Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at December 31, 2006, with tangible, core and risk based capital ratios respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         The Registrant was not engaged in any material legal proceedings during the quarter ended December 31, 2006. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interests in loans made by it, and other similar matters.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) The Registrant held a special meeting of stockholders on December 18, 2006.
     (b)  Not applicable
     (c) The purpose of the special meeting was to vote upon two proposals, both of which were approved. The results of voting were as follows:

          Proposal #1 - Approval of Agreement and Plan of Merger dated June 23, 2006

         For:  421,724              Against:  11,940          Abstain:  6,143

          Proposal #2 - Approval of a proposal to adjourn the special meeting if necessary to solicit additional proxies

         For:  404,787              Against:  27,532          Abstain:  7,488

     (d)  Not applicable


Item 5.  Other Information
--------------------------

     (a)  Not applicable.

     (b)  Not applicable.

Item 6.  Exhibits
----------------

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


                                FARNSWORTH BANCORP, INC.


Date: February 12, 2007         By: /s/ Gary N. Pelehaty
                                    -------------------------------------------
                                    Gary N. Pelehaty
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: February 12, 2007         By: /s/ Charles Alessi
                                   --------------------------------------------
                                   Charles Alessi
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)